Form 10-Q
period 2000-03-31
PACIFIC SANDS INC
filed 2000-05-22
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  March  31,  2000

Commission  File  Number  000-29483

                               Pacific Sands, Inc.
                               -------------------
                              (Name of Registrant)

        Nevada                                                    88-0322882
        ------                                                    ----------
(State  of  Incorporation)                                  (I.R.S  Employer
                                                           Identification  No.



601  W  Shaw  Ave  #D  Clovis  CA                                   93612
---------------------------------                                   -----
(Address  of  principal  executive  offices)                   (Zip  Code)

                                 (559) 325-7023
                                 --------------
                         (Registrant's Telephone Number

Indicate by check mark whether registrant (1) has tiled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file sucb report(s), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes    No
----
Number  of  shares  outstanding;  14,650,931  Common  Stock




PART  1-  FINANCIAL  INFORMATION

 Item 1. Financial statements.


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                              FINANCIAL STATEMENTS

                        Nine Months Ended March 31, 2000









                                TABLE OF CONTENTS
                                -----------------



                                                                        Page
                                                                        ----
FINANCIAL  STATEMENTS  (Unaudited).:


Balance  Sheets  as  of  March  31.  2000  and  June  30,  1999          F-1

Statements of Operations and Retained Earnings for the nine
   months ended March 31,  2000  and  1999                               F-2

Statements  of  Cash  Flow,  for  the  nine  months  ended
March  31,  2000  and  1999                                              F-3

Statement  of  Changes  in  Shareholders  Equity                         F-4

Note,  to  Financial  Statements                                         F-6




                               PACIFIC SANDS. INC.
                         DBA, NATURAL WATER TECHNOLOGIES

                                  BALANCE SHEET




                                            March 31, 2000    June 30, 1999
                                              (Unaudited)       (note 1)
                                            ----------------  ---------------
ASSETS
-------

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . .  $        60,402   $       18,800
  Accounts receivable. . . . . . . . . . .            3,151                -
  Inventory. . . . . . . . . . . . . . . .           22,297           21,736
                                            ----------------
  Total current assets . . . . . . . . . .           85,850           40,536
FIXED ASSETS, Net. . . . . . . . . . . . .            6,152            1,713
                                            ----------------  ---------------
  TOTAL ASSETS . . . . . . . . . . . . . .  $        92,002   $       42.249
                                            ----------------  ---------------


LIABILITES AND SHAREHOLDERS' EQUITY
-----------------------------------

CURRENT Liabilities
  Accounts payable . . . . . . . . . . . .  $         3,701   $        2,705
  Accrued expenses . . . . . . . . . . . .                -                -
  Payroll and other taxes. . . . . . . . .            1,345           25,000
  Accrued wages. . . . . . . . . . . . . .            5,400            3,479
  Income tax payable . . . . . . . . . . .                -            1,600
                                                              ---------------
  - Total current liabilities. . . . . . .           10,446           32,784
                                            ----------------  ---------------




  Common stock. 3.001 par value;
  20,000000 shares authorized; 14,660,931
  and 8,262,300 issued and outstanding
  at March 31, 2000 and June 30. 1999. . .           14,650            8,262
  Additional paid in capital . . . . . . .          657,641          362,299
  Retained earnings {deficit). . . . . . .         (560,717)         331,078)
  Treasury stock . . . . . . . . . . . . .          (30,018)         (30,018)
                                            ----------------  ---------------

    TOTAL SHAREHOLDERS' EQUITY . . . . . .           81,556            9,465
  TOTAL LIABILITIES AND
    SHAREHOLDERS' Equity . . . . . . . . .  $        92,002   $       42,249
                                           ================   ===============



               See accompanying notes to the financial statements
                      end accountants' compilation report.

                               PACIFIC SANDS, INC.
                         DBA, NATURAL WATER TECHNOLOGIES

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)


                                         Nine Months Ended March 31,
                                              2O00         1999
                                          -----------   -----------

REVENUE:
  Sales. . . . . . . . . . . . . . . . .  $   20,16O   $   11,061
  Cost of sales. . . . . . . . . . . . .       3,024        1,659
                                          -----------   ----------
   GROSS PROFIT. . . . . . . . . . . . .      17,136        9,402

EXPENSES:
  General, sales and administrative. . .     245,975       74,066
                                          -----------  -----------
(LOSS) FROM OPERATIONS . . . . . . . . .   ( 228,839)     (64,664)
INCOME TAX . . . . . . . . . . . . . . .         800          800
                                          -----------  -----------
NET (LOSS) . . . . . . . . . . . . . . .   ( 229,639)    ( 65,464)
RETAINED EARNINGS (Deficit) - beginning.    (331,078)   ( 228.601)
                                          -----------  -----------
RETAINED EARNINGS (Deficit) - end. . . .   ($560,717)   ($294,065)
                                          -----------  -----------

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING . . . . . . . . . . .   8,076,619    5,392,120
BASIS LOSS PER COMMON SHARE. . . . . . .      ($0.07)      ($0.05)
DILUTED LOSS PER COMMON SHARE. . . . . .      ($0.07)      ($0.05)









               See accompanying notes to the financial statements
                      end accountants' compilation report.

                               PACIFIC SANDS, INC.
                         DBA, NATURAL WATER TECHNOLOGIES

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                          Nine  Months  Ended  March  31.
                                                 2000         1999
                                              -----------  ----------
NET (LOSS)
Adjustments to reconcile net loss
to net cash used by operating activities:. .   ($229,639)   ($65,464)
  Depreciation . . . . . . . . . . . . . . .         493         285
  Shares Issued for services . . . . . . . .       1,730         755
                                              -----------  ----------

  TOTAL ADJUSTMENTS. . . . . . . . . . . . .    (227,415)   ( 64,424)

(INCREASE)DECREASE IN ASSETS
  Accounts receivable. . . . . . . . . . . .      (3,151)
  Inventory. . . . . . . . . . . . . . . . .        (561)      2,917

INCREASE (DECREASE) IN LIABILITIES
  Accounts payable . . . . . . . . . . . . .         996
  Accrued expenses . . . . . . . . . . . . .     (25,000)    (10,905)
  Payroll and other taxes. . . . . . . . . .      (2,134)      2,590
Accrued wages. . . . . . . . . . . . . . . .       5,400
  Income taxes payable . . . . . . . . . . .      (1,600)        800
  Wages payable. . . . . . . . . . . . . . .           -       6,000
  Loan payable . . . . . . . . . . . . . . .           -         800
  Shareholder loan payable . . . . . . . . .           -       1,000
                                                           ----------
  NET CASH USED BY OPERATING Actives . . . .   ( 253,466)    (61,222)

CASH ROWS FROM INVESTING Activities
  Purchase of fixed assets . . . . . . . . .     ( 4,932)     (1,903)
                                              -----------

CASH FLOWS FROM FINANCING Activities
  Common stock Issuance. . . . . . . . . . .     300,000     132,674
  Purchase. of company stock
    (Treasury stock) . . . . . . . . . . . .           -    ( 30,018)
  NET GAIN PROVIDED BY FINANCING ACTIVITIES.     300,000     102,656
                                                           ----------
  INCREASE  IN CASH. . . . . . . . . . . . .      41,602      39,531
  CASH - beginning of period . . . . . . . .      18,800       6,944
                                              -----------  ----------
  CASH - end of period . . . . . . . . . . .  $   60,402   $  45,475
                                              -----------  ----------

SUPPLEMENTAL CASH ROWS Information:
Cash paid during the period for:
  Taxes. . . . . . . . . . . . . . . . . . .  $    1,600   $     -0-
  Interest . . . . . . . . . . . . . . . . .  $      -0-   $     -0-


NON-CASH FINANCING TRANSACTIONS;
  Common shares Issued for services. . . . .       1,730         755


               See accompanying notes to the financial statements
                      end accountants' compilation report.

                               PACIFIC SANDS, (NC.
                         DBA, NATURAL WATER TECHNOLOGIES

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        Nine Months Ended March 31, 2000


                                   (Unaudited)




                                                                     Additional  Retained
                                      Number of      Par      Common   Paid-In   Earnings     Treasury Stock         Stockholders'
                                        Share       Value      Stock   Capital   (Deficit)     _Shares      Amount      Equity
                                     -----------  ----------  -------  --------  ---------  --------------  -------------  ------

July 6,1997
  To management at par for cash . .   5,000,000   $    .001   $ 5,000                                                    $  5,000

July 6, 1997
For execution of Company's
  Financing and Reorganization Plan     300,000        .001       300  $ 19,700                                            20,000

July 11, 1997
Consulting services regarding
  Financing plan. . . . . . . . . .     500,000        .001       500                                                         500

August 5, 1997
  Assignment of inventory . . . . .   1,000,000        .001     1,000    22,690                                            23,690

November 27,1997 -
   June 30, 1998. . . . . . . . . .     197,250        .001       197   187,603                                           181,800

Net loss - June 30. 1998. . . . . .                                               (228,601)                              (228,601)

Balance June 30, 1998 . . . . . . .   6,997,250        .001     6,997   229,993   (228,601)                                 8,389

July 16, 1998
7,700 shares at $1.00 . . . . . . .       7,700        .001         8     7,893                                             7,701

July 21- .July 30. 1988
  40.300 shares at $1.00. . . . . .      40,300        .001        40    40,280                                            40,300

October 10, 1998 -
January 27. 1999 - services . . . .     145,000        .001       145                                                         145



 See accompanying notes to the financial statements end accountants' compilation report.

                               PACIFIC SANDS. INC.
                         DBA, NATURAL WATER TECHNOLOGIES

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   $Continued)

                        Nine Months Ended March 31. 2000
                                   (Unaudited)




                                                                   Additional    Retained
                               Number of       Par        Common     Paid-In     Earnings   Treasury Stock           Stockholders
                                 Shares       Value       Stock      Capital    (Deficit)      Shares       Amount       Equity
                              ------------  ----------  ----------  ----------  ----------  ---------------  ---------  ---------

February 3, 1999 -
March 9, 1999 - services . .  $   110,200   $    .001   $     110                                                       $     110

March 16, 1999
  220,000 shares . . . . . .      220,000        .001         220   $  44,680                                              44,900
March 17, 1999 - services. .      500,000        .001         500                                                             500
March 25, 1999 . . . . . . .      100,000        .001         100      39,673                                              39,773
March 26, 1999 -
June 25, 1999 - services . .      141,850        .001         142                                                             142

Purchase of treasury shares
    March 16 - May 21, 1999.                                                                    (49,000)       ($30,018) ( 30,018)

Net loss - June 30, 1999 . .                                                       ($102,477)                            (102,477)
                                                                                 ------------                            ----------
Balance June 30, 1999. . . .    8,262,300        .001       8,262     362,299      { 331,078)   (49,000)        (30,018)    9,465

August 13, 1999 - services .    1,730,000        .001       1,730                                                           1,730

October 26. 1999
December 26. 1999. . . . . .    1,158,631        .001       1,158      58,842                                              80,000

January 18, 2000 -
February 11, 2000 . services    3,500,000        .001       3,500     236,500                                             240,000
Nat loss - March 31. 2000. .            -           -           -    (229,639)          -            -                   (229,639)
Balance Mach 31. 2000. . . .   14,650,931        .001   $  14,650   $ 657,641   ($560,717)     (49,000)      ($30,018)   ($81,556)



  See accompanying notes to the financial statements and accountants compilation letter.

                               PACIFIC SANDS. INC.

                         DBA, NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000
                                   unaudited)


BASIS  OF  PRESENTATION

The accompanying unaudited financial statements of Pacific Sands, Inc., dba, Natural Water Technologies, have been prepared in accordance with generally accepted accounting principle.
for interim financial information basis consistent with the audited financial statements for the year ended June 30, 1999 and in accordance with the instructions to Form 10-0.

The balance sheet at June 30. 1999 has been derived from the audited financial statements at that date but does not include all the information end footnotes required by generally accepted accounting principles .for complete financial statements.

- for further~ information,, refer to the financial statements and footnotes included in the Company's annual report or, Form 10-K for the year ended June 30, 1999,

2  -  NATURE  OP  OPERATIONS

PACIFIC SANDS, INC. (the Company) Doing business as NATURAL WATER TECHNOLOGIES was incorporated under the laws of the State of Nevada. The Company formulates, manufactures. and distributes for domestic and international use a special product formulation that has no toxicity yet has numerous uses. The formulated compound eliminates germs and bacteria. The end product has household, commercial end hygiene applications.

3  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition
--------------------

Revenue from sales of products to distributors and resellers is recognized upon shipment when no significant vendor obligations remain and collection of the receivable is probable. When significant obligations remain alter the product has been delivered, revenue Is not recognized until such obligations have been completed ~r are no longer significant. The costs of any significant obligations are accrued when the, revenue is recognized.

Cash  Equivalents
-----------------

Cash equivalents consist of funds invested in money market accounts arid investments with a maturity of three months or less when purchased. There were no cash equivalents for the nine months ended March 31, 2000,

                         DBA, NATURAL WATER TECHNOLOGIES

                         - NOTES TO FINANCIAL STATEMENTS

                                   (Continued)
                                 March 31, 2000
                                   (Unaudited)


3  SUMMARY  OP  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Use  of  Estimates
------------------

The preparation of financial statements In conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes.
Actual  results  could  differ  from  those  estimates.

Issuance  of  Shares  for  Services
-----------------------------------

Valuation of shares for services is based on the estimated fair market value of the services performed.

Income  Taxes
-------------

The Company uses the liability method of accounting for income taxes specified by SFAS No109 "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statements end tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred in assets era recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at March 31, 2000.

Inventory
---------

Inventory is stated at lower of cost or market. Cost is determined principally on the first-in first-out method.

Property  and  Equipment
------------------------

Depreciation for equipment and vehicles are computed using the straight-lien method calculated to depreciate the cost of assets over the estimated useful lives. Leasehold improvements are amortized over the life of the original lease. Costs of maintenance and repair are charged to expense while costs of significant renewals end betterments are capitalized.

Loss  Per  Share
----------------

In February, 1997, the Financial Accounting Standards Board I "FASt') issued SFAS No. 129 "Earnings Per Share." The statement replaced primary EPS with basic EPS which is computed by dividing reported earnings available to common shareholders by weighted average ,hares outstanding. The provision requires the calculation of diluted EPS The Company used the method specified by the statement.

                         DBA, NATURAL WATER TECHNOLOGIES

                           NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                 March 31, 2000
                                   (Unaudited)


4-RELATED  PARTY  TRANSACTIONS

There were 1.700.000 common shares issued to the Chairman and President and the Board of Directors for services rendered during the nine months ended March 31, 2000 at an estimated f sir market value of . $1,700.

5-  ADVERTISING

-  Advertising  is  expensed  as  incurred

6-  TREASURY  STOCK

Total cost for treasury stock was $30,018. Total number of shares held In treasury was 49,000.

6  GOING  CONCERN  UNCERTAINTIES

At the end of the current period, the Company incurred an operating loss of $229,639 II management will be unable to generate more revenue or secure adequate financing to do its current business operational plan, there will be a substantial doubt at the Company's ability to continue as a going concern. The Company, however, believes that Its current financing and reorganization plan will generate the resources required to continue and sustain its operation indefinitely.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pacific Sands, Inc. (the "Company" or 'Pacific Sands") was incorporated in the State of Nevada on July 7, 994. The Companies fiscal year ends June 30. The Company is a C- Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities.

The Company does business as "Natural Water Technologies," and produces a nontoxic compound for eliminating germs and bacteria for use in spas and cleaning products. The Company's target markets include retail and industrial uses. The Company is currently marketing retail spa products and testing equipment for cleaning industrial waste water. Such industrial use tests have brought positive results. As such, the Company believes its marketing of its products for industrial use will yield positive financial benefits for the Company in the future.

This 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and beliefs and are subject to a number of factors which could mean the actual result may materially differ from those described in the forward-looking statement. Although the Company believes these forward-looking statements to be reasonable there can be no assurance that such expectations will prove to be correct.

Management has worked to increased revenues through increased sales by the Company. The Company does experience difficulties due to lack of liquidity and has experienced an operating loss of $229,639. Management is seeking to improve Liquidity by increasing revenues, striving to become more profitable, increase marketing potential of the Company's products, license new technology and secure adequate financing for its future operational plan However, there can be no assurance that management will be successful in their endeavors.

The Company has no material commitments for any significant capital expenditures at this time.

Item  3,  Quantitative  and  Qualitative  Disclosures  About  Market  Risk,

The  Company  qualifies as a small business issuer as defined in Regulation S-K.
Section  230.405,  and  therefore  is  not required to provide this information.


     PART  II  OTHER  INFORMATION



Item  1.  Legal  Proceedings.

The Company is not now involved, nor does it foresee being involved, in any legal proceedings.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

On September 16, 1999, the Company entered into an unsecured debenture agreement for $300,000 Date of maturity is September 16, 2001 at an interest rate of 8% per annum. The Company has realized $300,000 in net cash since its June 30, 1999 year-end due to the above mentioned unsecured debenture agreement.
The Company reasonably estimates that $150,000 of this amount was used for payments of salary to officers of the Company.

The remaining funds have been used for working capital for the Company and to build test equipment which has enabled the Company to begin testing products for Wal-Mart and other industrial waste water cleaning uses.

The Company has issued ~0,00O shares of common stock to by non-director or officers of the Company as payment for work performed for the Company during this first quarter.

Item  3.  Defaults  Upon  Senior  Securities.

The  Company  has  no  default  upon  senior  securities.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

There has not been a matter voted upon by Security Holders during the quarterly period ended March 31, 2000.

Item  5  Other  Information

As of April 10,2000, Wade Hanson resigned as Director, CEO and Secretary of the Company. Glen Dunning, age 37, has replace Wade Hanson as Secretary, as required by Article IV, Section 1 of the Company's Articles of Incorporation. No additional director has been appointed to fill the seat vacated by Wade Hanson. The Company does not require the vacancy be filled according to Article IV,
Section  4  of  its  Articles  of  Incorporation.

item  6.  Exhibits  and  Reports  on  Form  8K

The Company has no Exhibits to be filled as part of this quarterly report No Form 8-K reports have been filed by the Company during the quarter for which this report is filed,

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Pacific  S
Pacific  Sands,  Inc.
(Registrant)

/s/  Stanley  Paulus,  President
-----------------------------
Stanley  Paulus,  President


Date:  May  19,  2000




/s/  Rita  Paulus
-----------------------------
Rita  Paulus,  Treasurer
Date:  May  19,  2000