Form 10KSB
period 2000-09-30
PACIFIC SANDS INC
filed 2000-11-20
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended: June 30, 2000

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934




                               Pacific Sands, Inc.
                               -------------------
                           (Exact name of registrant)




        Nevada                                                 88-0322882
        ------                                                 ----------
(State of Incorporation)                               (I.R.S. Employer Id. No.)




                     601 W. Shaw Ave., #D, Clovis, CA    93612
                     -----------------------------------------
               (Address of principal executive offices) (Zip Code)




Issuer's telephone number, including area code  (559) 325-7023
                                                --------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for fiscal year 2000: $26,937.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 17, 2000 the aggregate market value of common equity held by non-affiliates was $1,637,804.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 17, 2000 there were 19,953,045 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                TABLE OF CONTENTS

                                                                                                  Page
PART I
Item 1. Description of the Business                                                                 3
Item 2. Description of Property                                                                     4
Item 3. Legal Proceedings                                                                           4
Item 4. Submission of Matters to a Vote of Security Holders                                         5

PART II
Item 5. Market for Common Equity and Related Stockholder Matters                                    5
Item 6. Management's Discussion and Plan of Operation                                               8
Item 7. Financial Statements                                                                     F1-F10
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure                                                                                 9

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With
         Section 16(a) of the Exchange Act                                                          9
Item 10. Executive Compensation                                                                     10
Item 11. Security Ownership of Certain Beneficial Owners and Management                             11
Item 12. Certain Relationships and Related Transactions                                             11
Item 13 Exhibits and Reports on Form 8-K                                                            12

Signatures                                                                                          12


                                     PART I

Forward-Looking Statements.

The Company has made forward-looking statements in this Form 10-KSB that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of operations. Also, when any of the words `may,' `plan,' `seek,' `estimate,' `continue,' `believes,' `expects,' `intends,' `anticipates,' or similar expressions are used, the Company is making forward-looking statements. All statements other than statements of historical fact included in this Form 10-KSB are forward-looking statements. Such forward-looking statements are based on management's current expectations and beliefs and are subject to a number of factors which could mean the actual result may materially differ from those described in the forward-looking statement. Although the Company believes these forward-looking statements to be reasonable, there can be no assurance that such expectations will prove to be correct. For these statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


Item 1. Description of Business.

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities.

The Company does business as "Natural Water Technologies," and produces a nontoxic compound for eliminating germs and bacteria for use in spas and cleaning products. The Company's target markets for these products include retail and industrial uses. Currently, the Company markets the retail spa products and is testing equipment for industrial use. To date, such industrial use tests have brought positive results.

As of June 1, 2000, the Company secured tentative a license, based on successful installation, with Hurriclean Corporation to sell its Industrial Waste Water Cleaning System and technology. This technology is an additional means by which the Company can bring to market a system to lower waste water output, particularly to industrial clients such as food processing plants. Under the license agreement the Company has the right to manufacture, install, test and service the system in the states of Washington, Oregon, Nevada, Arizona, Utah, California and Idaho. The license contains a three-year exclusive to the Company for Industrial Waste Water markets and a non-exclusive license for other uses, in the territory named above.

As of June 2000, the Company secured its first contract to install the service a Hurriclean Waste Water Cleaning System in a California food processing plant. The Company is currently in the process of installing this waste water system.

The Company, in June 2000, also entered an additional agreement with Mody L.L.C. to allow Mody L.L.C. to sell the Company's Hurriclean Waste Water cleaning system. Mody L.L.C. will provide the Company with a sales force to market the waste water system.

Additionally, in June 2000, the Company entered into an agreement with Gaia Media, Inc. for use of dynamic simulation software. Such software will allow the Company to show others a visual simulation of waste water being cleaned through the Hurriclean system.

The Company currently has three employees. Two of these employees are full time employees. All additional services required by the Company are handled on a contractor basis.

Risk Factors

In addition to the other information contained on this Form 10-KSB report, the following risk factors should be considered carefully.

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS

Since commencing operations, the Company has not been profitable on an annual or quarterly basis. The company may never generate sufficient revenues to achieve profitability.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH

The company's present plans require an amount of expenditure and working capital need. In the future the Company believes it may require financing in addition to the cash generated from operations and the current debenture program, to fund this planned growth. If additional resources are unavailable it may result in the Company being unable to grow according to its present plan.

TESTING COULD PROVE TO BE UNSUCCESSFUL

The Company is currently testing the Hurriclean Waste Water cleaning system. These test will not be complete until at a minimum the end of January 2001. Should the system prove to be unsuccessful at that point, the Company will be forced to conclude that the Hurriclean Waste Water cleaning system is inadequate for the proposed use. As such, management will be forced to reset its goals and objectives for the fiscal year 2001.

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY

Management believes the future desirability for reduction of output of industrial waste water to be a increasing in the market place. This is due to extensive fines and regulations in the industries which produce an output of industrial water. Management assumes these regulations will stay in place. Additionally, management assumes there will be an increased desirability in the retail market for nontoxic products for cleaning and spa use. Should management's assumptions as to this increased desirability be faulty, the Company have difficulty achieving its planned growth.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY

The Company is run by a small number of key personnel. Should the Company experience a loss of these key people due to their inability or unwillingness to continue in their present positions, the Company's business and financial results could be materially adversely affected.


Item 2. Description of Property.

The Company leases office space for their principal executive offices and owns no property. Any manufacturing required for the Company's products is carried out by contract with manufacturing facilities.


Item 3. Legal Proceedings.

The Company is engaged in no legal proceedings at this time. The Company does not foresee any involvement in legal proceedings in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2000.




                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter (trading commenced October 16, 1998);

     Quarter End                            High                       Low
  -------------------                       ----                       -----
  December 31, 1998                         1.50                       0.250

  March 31, 1999                            1.312                      0.250

  June 30, 1999                             0.875                      0.080

  September 30, 1999                        0.25                       0.10

  December 31, 1999                         0.201                      0.038

  March 31, 2000                            0.45                       0.034

  June 30, 2000                             0.260                      0.031

  September 30, 2000                        0.240                      0.101

As of October 4, 2000 there were approximately 55 Holders.

The Company has never declared a cash dividend.

Description of the Recent Sale of Unregistered & Registered Securities

On July 6, 1997, the Company sold for cash, restricted common stock to its officers and directors as follows: Ermine Trust 3,333,333 shares for $3,333. R. Douglas Dahl and Michael E. James were officers, directors and sole shareholders of American Integrity, Inc., a Nevada Corporation, Trustee for the Trust. R. Douglas Dahl and Michael E. James may be deemed to be the beneficial owners of said stock; Stanley Paulus purchased 1,666,667 shares for $1,667. Stanley Paulus is the President and a Director of the Company. The purchasers were in a position to insist upon the issuer providing them with information more extensive than that contained in a registration statement.

On July 6, 1997, the Company issued for legal services rendered 300,000 shares of restricted common stock to Neil Leibman or order. The purchaser was in a position to insist upon the issuer providing them with information more extensive than that contained in a registration statement.

On July 11, 1997 the Company issued for consulting services rendered, 500,000 shares of restricted common stock to J.B. Marc for consulting services. The purchaser was in a position to insist upon the issuer providing them with information more extensive than that contained in a registration statement.

On August 5, 1997, the company issued to Bratton Group 1,000,000 shares of restricted common stock in exchange for inventory provided. The estimated fair market value of such shares was $23,900.

The forgoing issuance, were taken without the services of an underwriter. Each of these persons had access to all material information regarding the Company prior to the sale of the Company's common stock. These offers and sales were believed to be exempt from the registration requirements of Section 5 of the Securities and Exchange Act, as amended. All purchases were of common stock of the issuer.

The following shares were issued at a price of $1.00 per share based on an exemption from registration. November 22, 1997, 6,000 shares for $6,000 to Susan Van Klaverman. April 28, 1998, 5,000 shares to Michael Moreno and 5,000 shares to Walter Hahn for a total of $10,000. April 29, 1998, issued shares for a total of $20,000 as follows: Karen Gaynor 5,000 shares; Martin and Mary Fleischer, 5,000 shares; Martin Kalunn, 5,000 shares, Robert Ross, 3,000 shares; Daniel Roden, 2,000 shares. April 30, 1998, issued shares for a total of $18,500 as follows: Robert Sanzoverinio, 6,000 shares; Joseph Swinton, 2,500 shares. May 1, 1998, issued shares for a total of $49,500 as follows: George Wilson Strera, 2,000 shares; Linda Vito Andrew, 6,000 shares; Bernard Seringer III, 31,000 shares; Francis Belando, 3,000 shares; Patricia Seringer, 5,000 shares; John Seringer 2,500 shares. May 5, 1998, issued shares for a total of $8,000 as follows: Frank Kezmoff, 5,000 shares; Christopher Duncan, 3,000 shares. May 6, 1998, issued shares for a total of $35,000 as follows: Joseph Stansky, 10,000 shares; John Seringer, 25,000 shares. May 13, 1998 issued shares for a total of $5,000 to Terrence Green, 5,000 shares. May 14, 1998, issued shares for a total of $5,000 to Scott Broder, 5,000 shares. May 15, 1998, issued shares for a total of $15,000 to Devon Norton Goldenor, 15,000 shares. May 29, 1998, issued shares for a total of $10,000 to Thomas Ispas, 10,000 shares. June 8, 1998, issued shares for a total of $650 as follows: Ellise Donahue, 200 shares; Herman Leibman, 450 shares. June 9, 1998, issued shares for a total of $ 2,250 as follows: Daniel Horawitz, 400 shares; Charles Huorian, 200 shares; James
Colucci, 1,650 shares. June 18, 1998, issued shares for a total of $500 as follows: Eric Workman, 400 shares; Jannell Rosenfield, 100 shares. June 30, 1998, issued shares for a total of $10,000 to Jerry Holden, 10,000 shares. Additionally, for a total of $1,850 there were 1,850 shares issued in company records to an unnamed party.

July 16, 1998, issued shares for a total of $7,700 as follows: Robert J. Rose, 2,000 shares; Eugene Yanniguchi, 5,000 shares; issued to unnamed party, 700 shares. On July 21, 1998, issued shares for a total of $40,300 Joseph Sansfavirio, 6,000 shares; Francisco Balando, 2,000 shares; Steven Ross, 15,000 shares; Steve Cande, 300 shares; Robert Venino, 5,000 shares; Jack Zeigler, 5,000 shares; Patricia Seringer, 5,000 shares; issued to unnamed party, 2,000 shares.

At October 28, 1998, 5,000 shares were issued to Albert Stu for services performed and 100,000 shares to George Stu for services performed. Services were performed during the months of August, September and October 1998.

At October 28, 1998, Neil Leibman was issued 10,000 shares for legal services performed for the Company. At January 27, 1999, Neil Leibman was issued 30,000 shares for legal services performed for the Company.

At February 1, 1999, Arthur Hartman was issued 1,700 shares for engineering services performed for the Company. From February 3, 1999 through February 26, 1999, Neil Leibman, or order, was issued a total of 93,500 shares for legal services performed for the Company. At February 3, 1999, Madison Capital was issued 15,000 shares for consulting services performed for the Company.

At March 9, 1999, the Company issued 220,000 shares for a total of $44,900 to Oriental New Investment.

At March 17, 1999, JH Maac & Associates were issued 500,000 shares for consulting services performed for the Company.

 At March 25, 1999, the Company issued 100,000 shares for a total of $39,773 to Robert & Melissa Shirton.

At April 5, 1999, Neil Leibman was issued 141,850 shares for legal services performed for the Company.

On  December  4,  1999,  as  part  of the  dissolution  of the  active  business relationship between R. Douglas Dahl and Stanley Paulus, the Ermine Trust transferred to Stanley Paulus 658,333.25 shares of restricted stock. 700,000 shares of restricted stock were transferred to Harold Dahl and 1,974,999 shares of restricted stock to R. Douglas Dahl. These shares were not issued directly from the Company, but were an allocation of shares that had been previously held by the Ermine Trust.

On August 13, 1999 the Company issued to Stanley Paulus, 500,000 shares of restricted stock as compensation for his services as President to the Company.

On August 13, 1999 the Company issued to Rita Paulus, 200,000 shares of restricted stock as compensation for her services as treasurer to the Company.

On August 13, 1999 the Company issued to Wade Hanson, Director and Secretary, 1,000,000 shares of restricted stock as compensation for his services as secretary of the Company.

On August 13, 1999, the Company issued to Arvind Nigam 25,000 shares and to Lana Dieringer 5,000 shares for services performed for the Company.

At September 16, 1999, the Company raised money for the Company through the vehicle of a convertible debenture program. Such program allowed the option of full repayment plus 8% per annum at September 16, 2001 or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. The Company raised a total of $300,000 through this convertible debenture vehicle. At October 18, 1999, $10,000 was converted at a share price of .0525 resulting in the issuance to BVH Holding Company of 190,476 shares. At November 11, 1999, $18,000 was converted at a share price of .026 resulting in the issuance to BVH Holding Company of 236,842 shares. At December 1, 1999, $10,000 was converted at a share price of .04125 resulting in the issuance to BVH Holding Company of 242,424 shares. At December 14, 1999, $22,000 was converted at a share price of .045 resulting in the issuance to BVH Holding Company of 488,889 shares. At January 10, 2000, $8,000 was converted at a share price of .01333 resulting in the issuance to BVH Holding Company of 600,000 shares. At February 4, 2000, $57,000 was converted at a share price of .02625 resulting in the issuance to BVH Holding Company of 2,171,429 shares. February 9, 2000, $175,000 was converted at a share price of .0318 resulting in the issuance to BVH Holding Company of 728,571 shares. Thus, all $300,000 raised was converted with a result of 4,658,631 shares issued to BVH Holding Company.

At April 10, 2000, Ailene Pitts was issued 50,000 shares of restricted stock for Sales services performed in marketing the product to retail outlets on behalf of the Company.

At June 20, 2000, David Anderson was issued 1,200,000 shares of restricted stock for Legal Services performed for the Company.

On June 20, 2000 the Company issued to Stanley Paulus 700,000 shares of restricted stock for his services as President of the Company.

On June 20, 2000 the Company issued to Rita Paulus 250,000 shares of restricted stock for services as treasurer of the Company.

On June 20, 2000 the Company issued to Glen Dunning, as per his employment contract with the company, 100,000 shares of restricted stock for agreeing to serve as Secretary of the Company.

On June 20, 2000 the Company issued to Noel Moya, 100,000 shares of restricted stock for services as Chief Engineer for the Company.

On June 20, 2000, Hurriclean Corporation was issued 800,000 shares of restricted stock as per the licensing agreement between Hurriclean Corporation and the Company for the licensing of the Hurriclean Industrial Waste Water Cleaning Technology.

On June 20, 2000 the Company issued to Lori Chittenden, 100,000 shares of restricted stock for services of Marketing and Public Relations for the Company.

In August 2000, the Company raised additional money through the same vehicle of a convertible debenture program as note above. Such program allowed the option of full repayment plus 8% per annum at August 2001, or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. The Company raised a total of $152,000 to date through this convertible debenture vehicle. To date, all those who have participated in the convertible debenture program have elected to convert their debenture amount into shares of the Company. Thus, the Company has issued 2,002,114 shares as a result of this debenture program.

Adjustment of Prior Evaluation.

The Company previously filed financial statements, in its 10-SB and third quarter 10-Q filing, which are now being restated to correct an error in the earlier filing. Prior transactions in which common stock was issued in consideration for services have been re-valued to reflect fair market value of the shares at the time these shares were issued.


Item 6. Management's Discussion and Plan of Operation.


At this time, the Company has no material commitments for any significant capital expenditures.

At this time the Company is engaging in extensive testing of the Hurriclean Waster Water System which is currently being installed. Such testing of the various different types of waste output, under varying conditions, is expected to continue through at least through January 31, 2001. Upon completion of the installation and successful testing of the Hurriclean Waste Water System, the Company will experience an increase in revenues due to payments for this system.

Should the system installation and testing prove successful, there is no comparable technology known to management at his time. As such, during the next twelve months the Company would expect, due to a successful installation of its first Hurriclean Waster Water System, additional interest in the Hurriclean Waste Water System. The Company would then hope to gain contracts to install additional systems in other food processing plants and other industries with high waste water output, within the licensed area. Management is considering alternatives for securing adequate financing for this future operational plan.

Management also attempts to increase revenues through increased retail sales of the Company's spa products, increasing marketing potential of the products. However, there can be no assurance that management will be successful in their endeavors.

At this time, the Company does not foresee any substantial future cash flow problems.

At this time, the Company does not foresee the need for significant changes in the number of employees.

Item 7. Financial Statements.

See F-1 through F-10 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In its previously filed 10-SB, Registrant engaged the services of Brad B. Haynes, CPA as its principal accountant to audit the financial statements included in that filing. Mr. Haynes operated as the Company's principal accountant during the Company's fiscal year end June 1999 and from July 1999 through December 31, 1999. As of October 5, 2000 the Registrant dismissed Mr. Haynes as their principal accountant to audit their financial statements. There were no disagreements with Mr. Haynes in regard to accounting principals or practice, matters of disclosure, or auditing scope of procedure.

Registrant, as of October 5, 2000, retained Cacciamatta Accountancy Corporation to act as Registrant's independent accountant to audit Registrant's financial statements.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                                Age               Title
----                                ---               -----
Stanley Paulus                      53                Chairman of the Board
Rita Paulua                         51                Director
Glen Dunning                        37                Director

All directors have indefinite terms of office.

Stanley Paulus became a director on February 4, 1998. Rita Paulus became a director on November 2, 1998. Glen Dunning became a director on April 1, 2000.

Officers of the Company:

Name                                Age                       Title
----                                ---                       -----
Stanley Paulus                      53                        President
Rita Paulua                         51                        Treasurer
Glen Dunning                        37                        Secretary

Stanley Paulus and Rita Paulus are husband and wife.

Business Experience:

Stanley Paulus - Stanly Paulus has overseen the creation and development of Pacific Sands. Mr. Paulus brought to market the spa products through Pacific Sands and has developed the distribution of the product through increased sales. Mr. Paulus has diversified experience includes sales and marketing, water treatment and general contracting. Mr. Paulus has, for almost 25 years worked as a General Contractor for high end custom homes. Additionally, he has developed, manufactured and marketed custom made cabinets and kitchen accessories for the past ten years.

Rita Paulus - Rita Paulus has over 20 years of general administrative, sales and management business experience. Ms. Paulus has overseen all accounting and office management portions for custom home contracting business and Pacific Sands. Additionally, she has worked in selling the spa products for Pacific Sands for the past 5 years.

Glen Dunning - Glen Dunning has business development, management and marketing experience in the United States and abroad. Me. Dunning has a counseling degree in psychology. His work experience includes that of Executive Director of Green Apple Holistic health center which provides business management and health management counseling. Mr. Dunning serves as President of Business Development for a non-profit religious organization, which focuses on community outreach. Additionally, Mr. Dunning serves as co-producer of Vision Quest International. Vision Quest organizes and provides speakers, booths and presentations on holistic living. He is also currently the managing director of a law office.

Compliance with Section 16(a) of the Exchange Act:

During the past fiscal year, and any prior year required, Stanley Paulus and Rita Paulus failed to timely file reports required by Section 16 (a) of the Exchange Act. During the past fiscal year Glen Dunning failed to timely file reports required by Section 16 (a) of the Exchange Act. On October 20, 2000, such delinquent filings were rectified as to Stanley Paulus by a filing of Form 3 reporting receipt of 1,666,667 shares at 5/1/97; Form 3 reporting receipt of 658,333.25 shares at 12/4/98; Form 3 reporting receipt of 500,000 shares at 8/13/99; Form 3 reporting receipt of 700,000 shares at 6/20/00 and a Form 5 reporting increase in number of shares by 700,000 shares in the Company's fiscal year 1999. On October 20, 2000, such delinquent filings were rectified as to Rita Paulus by a filing of Form 3 reporting receipt of 200,000 shares at 8/13/99; Form 3 reporting receipt of 250,000 shares at 6/20/00 and a Form 5 reporting increase in number of shares by 250,000 shares in the Company's fiscal year 1999. On October 20, 2000, such delinquent filings were rectified as to Glen Dunning by a filing of Form 3 reporting receipt of 100,000 shares at 6/20/00 and a Form 5 reporting increase in number of shares by 100,000 shares in the Company's fiscal year 1999.

The Company has received no compliance with Section 16(a) of the Exchange Act from Cede & Co. The Company is unaware of the specific date and requirements for Cede & Co. to comply with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.


Summary Compensation Table

                                                     Long-Term Compensation
                  Annual Compensation       Awards                     Payouts
(a)            (b)        (c)     (d)      (e)            (f)         (g)       (h)             (i)
Name                                         Other       Restricted                               All
and                                         Annual         Stock       Options/        LTIP       Other
Principal                Salary   Bonus   Compensation    Award(s)       SARs         Payouts  Compensation
Position      Year        ($)      ($)       ($)           ($)           (#)           ($)        ($)
--------      ----      -------  -------- ------------   ----------   ---------      --------  ------------

Stanley Paulus 2000     $72,000 $  91,500     -0-             -0-          -0-          -0-         -0-
President      1999     $48,000       -0-     -0-             -0-          -0-          -0-         -0-
               1998     $48,000       -0-     -0-             -0-          -0-          -0-         -0-

Rita Paulus    2000     $30,000 $  31,000     -0-             -0-          -0-          -0-         -0-
Treaurer       1999     $30,000       -0-     -0-             -0-          -0-          -0-         -0-
               1998     $30,000       -0-     -0-             -0-          -0-          -0-         -0-


Glen Dunning   (Note A)
Secretary      2000     $ 6,167    $3,000     -0-             -0-          -0-          -0-         -0-

Note A: Glen Dunning began his services for the Company as of April 1, 2000.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of                         Amount of                Percent of
Beneficial Owner                            Beneficial Ownership       Class
----------------                            --------------------       -----

Stanley Paulus                                   3,025,000.25            15%
601 W. Shaw
Clovis, CA 93615


Rita Paulus                                        450,000                2%
601 W. Shaw
Clovis, CA 93615


Glen Dunning                                       100,000              0.5%
601 W. Shaw
Clovis, CA 93615


All Directors, Nominees and Executive            3,575,000.25          17.5%
Officers as a Group (3 persons)

At October 17, 2000:
CEDE & Co.                                       6,798,253               34%
Bowling Green Station
New York, NY 10274

Item 12. Certain Relationships and Related Transactions.

Not applicable at this time.



Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
A report was filed on Form 8-K at June 1, 200 reporting the entering of a licensing agreement by the Company to sell, install and service with Hurriclean Industrial Waste Water Cleaning System and technology throughout the states of Washington, Oregon, Nevada, Arizona, Utah, California and Idaho.

A report was filed on Form 8-K at October 11, 2000 reporting the change in principal accountant from Brad B. Haynes to Cacciamatta Accountancy Corporation.This Form 8-K was amended October 19, 2000 and again on November 15, 2000.


Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Pacific Sands, Inc.
By  /s/ Stanley Paulus
        Stanley Paulus, President, Chairman of the Board

Date: November 20, 2000

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rita Paulus
        Rita Paulus, Treasurer, Director

Date: November 20, 2000


By: /s/ Glen Dunning
        Glen Dunning, Secretary, Director

Date: November 20, 2000

                               Pacific Sands, Inc.

                              Financial Statements

                                  June 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
Pacific Sands, Inc.

We have audited the accompanying balance sheet of Pacific Sands, Inc. dba Natural Water Technologies (the "Company") as of June 30, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred significant losses since its inception and lacks the capital necessary to pursue its operating plan. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5, the Company restated the financial statements referred to above.



                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
November 6, 2000

                               Pacific Sands, Inc.
                                  Balance Sheet




                                                                   June 30, 2000
                                                                   -------------
   ASSETS

Current assets:
   Cash                                                             $    16,588
   Inventory                                                             27,319
   Other                                                                 25,320
                                                                   -------------
      Total current assets                                               69,227

Property and equipment, net                                               4,822
                                                                   -------------
                                                                    $    74,049
                                                                   =============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    24,785
   Accrued vacation and sick pay                                         17,450
   Deferred revenue                                                      27,505
   Other                                                                  1,066
                                                                   -------------
      Total current liabilities                                          70,806
                                                                   -------------

Commitments and contingencies                                              --

Shareholders' equity:
   Common stock, $.001 par value, 20,000,000 shares authorized,
      17,950,931 shares issued and outstanding                           17,951
   Additional paid-in capital                                         1,808,931
   Accumulated deficit                                               (1,818,125)
   Treasury stock, at cost                                               (5,514)
                                                                   -------------
      Total shareholders' equity                                          3,243
                                                                   -------------
                                                                    $    74,049
                                                                   =============





   The accompanying notes are an integral part of these financial statements.

                            Statements of Operations


                                                         Year ended June 30,
                                                  ------------------------------
                                                      2000             1999
                                                                     RESTATED
                                                  --------------   -------------

Net sales                                         $     26,937     $     20,449

Cost of goods sold                                     (15,575)          (2,958)
                                                  --------------   -------------
  Gross profit                                          11,362           17,491

Selling, general and administrative                    681,679          779,889
                                                  --------------   -------------
  Loss from operations                                (670,317)        (762,398)

Interest expense                                       137,505             --
                                                  --------------   -------------
Net loss                                          $   (807,822)    $   (762,398)
                                                  ==============   =============
Basic and diluted net loss per share              $      (0.07)    $      (0.10)
                                                  ==============   =============
Basic and diluted weighted average shares           11,740,111        7,446,791
                                                  ==============   =============











   The accompanying notes are an integral part of these financial statements.


                            Statements of Cash Flows


                                                                         Year ended June 30,
                                                                      2000                  1999
Cash flows from operating activities:                                                      RESTATED
                                                                   ------------          -----------

  Net loss                                                         $ (807,822)           $ (762,398)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                          932                   190
    Common stock issued for services                                  371,600               660,818
    Issuance of treasury stock for services                             5,200                     -
    Intrinsic value of beneficial conversion feature                  100,000                     -
    Changes in assets and liabilities:
      Inventory                                                        (5,583)                1,734
      Other current assets                                               (520)                    -
      Deferred revenue                                                 27,505                     -
      Accounts payable                                                 22,080                   155
      Accrued liabilities                                             (12,629)                    -
      Other accrued expenses                                            1,066                15,525
                                                                    ------------          -----------
    Net cash used by operating activities                            (298,171)              (83,976)
                                                                   ------------          -----------
Cash flows from investing activities:
  Purchases of property and equipment                                  (4,041)               (1,903)
                                                                   ------------          -----------
    Net cash used in investing activities                              (4,041)               (1,903)
                                                                   ------------          -----------
Cash flows from financing activities:
  Issuance of common stock                                                                  132,674
  Issuance of convertible debentures                                  300,000                     -
  Purchase of company stock                                                 -               (30,018)
                                                                   ------------          -----------
    Net cash provided by financing activities                         300,000               102,656
                                                                   ------------          -----------
Net (decrease) increase in cash                                        (2,212)               16,777

Cash, beginning of period                                              18,800                 2,023
                                                                   ------------          -----------
Cash, end of period                                                 $  16,588             $  18,800
                                                                    ===========           ==========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                        $     -               $     -
                                                                    ===========           ==========
    Franchise taxes                                                 $     800             $     800
                                                                    ===========           ==========
Non-cash investing and financing activities:
   Treasury stock issued for services                               $  24,504             $     -
                                                                    ===========           ==========
   License agreement acquired in exchange for common stock          $  24,800             $     -
                                                                    ===========           ==========
   Common stock issued for services                                 $ 371,600             $ 660,818
                                                                    ===========           ==========
   Conversion of debentures to common stock                         $ 300,000             $     -
                                                                    ===========           ==========



   The accompanying notes are an integral part of these financial statements.

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000


1.    Nature of operations and summary of significant accounting policies
--    -------------------------------------------------------------------

      Nature of operations
      --------------------

      Pacific Sands, Inc. doing business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994. The Company manufactures and distributes a nontoxic product formulation that eliminates germs and bacteria from pool and spa water. Additionally, in June 2000, the Company introduced an industrial waste water cleaning system which is designed to lower waste water output to industrial clients.

      Inventory
      ---------

      Inventory is stated at the lower of cost or market value determined using the first-in, first-out (FIFO) method.

      Property and equipment
      ----------------------

      Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of three years using the straight-line method.

      Revenue recognition
      -------------------

      Revenue from sales to distributors and resellers is recognized when the related products are shipped. Products shipped to distributors and resellers where significant obligations exist and/or collection is not probable are recorded as deferred revenue.

      Advertising and promotional costs

      Advertising and promotion costs are expensed as incurred. During fiscal 2000 and 1999, advertising and promotion costs totaled $1,051 and $1,517 respectively.

      Income taxes
      ------------

      The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) 109. Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000

1.   Nature  of  operations  and  summary  of  significant  accounting  policies
--   ------  --  ----------  ---  -------  --  -----------  ----------  --------
     (continued)
     -----------

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      Use of estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Reclassifications
      -----------------

      Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation.

2.    Inventory
--    ---------
                                                        June 30, 2000
                                                        -------------
      Raw materials and supplies                            $ 9,995

      Work in process                                        17,324
                                                           --------
                                                           $ 27,319
                                                           --------

3.    Property and equipment
--    ----------------------

                                                        June 30, 2000
                                                        -------------
      Office equipment                                     $ 11,910

      Accumulated depreciation                               (7,088)
                                                           ---------
                                                           $  4,822
                                                           =========

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000



4.    Common Stock
--    ------------

      On  September  16,  1999,  the  Company  issued  an  8%  Series  A  Senior
      Subordinated Convertible Redeemable Debentures (the "Debentures") at $300,000 face value maturing on September 16, 2001. The Debentures are immediately convertible into the Company's common stock at 75% of the closing bid price of the Company's common stock as reported on the National Association of Securities Dealers Electronic Bulletin Board. The $100,000 intrinsic value of the beneficial conversion feature is included in interest expense and additional paid-in capital in the accompanying financial statements. During fiscal 2000, the Debentures were converted into 4,658,631 shares of the Company's common stock at prices ranging between $0.03 and $ 0.32 per share.

      The Company issued 2,480,000 and 897,050 shares of common stock in exchange for services in fiscal 2000 and 1999 respectively. Additionally, the Company issued 1,750,000 shares of common stock as compensation to its three officers in fiscal 2000, and 800,000 shares of common stock in exchange for a license agreement. The stock issuances for services, compensation and the license agreement were recorded at fair value generally at the low bid quotation (See note 5 following).

5.    Prior period adjustment - correction of  error
--    ---------------------------------------  -----

      The Company's 1999 financial statements have been restated to correct an error in the recording of the value of services received in exchange for common stock. Statement of Financial Accounting Standards No. 123 requires that services received in exchange for common stock must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The previously reported 1999 financial statements incorrectly accounted for such issuances at the $.001 par value of the Company's common stock.

      The effect of the $659,921 restatement is as follows:

                                          As Previously              As
      Year ended June 30, 1999              Reported                Restated
      ------------------------             -------------          -----------
      Statement of Shareholders' Equity
       Accumulated Deficit:                $   331,078            $   990,999
       Additional paid-in capital          $   362,299            $ 1,022,220

      Statement of operations:             $   119,968            $   779,889
       Selling, general and administrative
         expense                           $  (102,477)           $  (762,398)

       Basic and diluted net loss per
         share                             $     (0.02)           $     (0.10)

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000


6.    Basic and diluted loss per share
--    --------------------------------

      The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                Period ended June 30,
                                         ----------------------------------
                                             2000                 1999
                                                                RESTATED
                                         -------------       --------------
      Basic and diluted loss per share:

      Numerator:
      Net loss                           $   (807,822)       $    (762,398)
                                         -------------       --------------
      Denominator:
      Basic and diluted weighted average
      number of common shares
        outstanding during the period    $ 11,740,111        $   7,446,791
                                         -------------       --------------
      Basic and diluted loss per share   $      (0.07)       $       (0.10)
                                         =============       ==============



7.    Income taxes
--    ------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000

      At June 30, 2000, the Company has a net operating loss carryforward for federal tax purposes of $642,000 which, if unused to offset future taxable income, will expire in years beginning in 2019.

      The Company has deferred tax assets of $257,000 at June 30, 2000 relating to its net operating losses and the Company provided a 100% valuation allowance for these deferred tax assets. The Company recorded no benefit for income taxes during the periods presented. During the periods ended June 30, 2000 and 1999, the Company's total valuation allowance increased approximately $125,000 and $41,000, respectively.


8.    Related party transactions
--    --------------------------

      Stanley R. Paulus, President, serves under a two year employment contract renewed effective August 28, 2000 at compensation of $6,000 per month The agreement provides for automatic two year renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends. In addition, the agreement provides for incentive compensation based on debt and equity financing arranged by Mr. Paulus and such compensation may be paid in common stock options at $.01 per share.

      Rita M. Paulus, Treasurer, serves under a two year employment contract renewed effective August 28, 2000 at compensation of $1,500 per month The agreement provides for automatic two year renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends.

      Glen Dunning, Secretary, serves under a one year employment contract effective April 1, 2000 at compensation of $2,000 per month. In addition, Mr. Dunning shall be paid 200,000 shares of the Company stock, 50,000 upon signing and 50,000 every 90 days. The agreement provides for automatic two year renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends

9.    Going concern
--    -------------

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2000, the Company had incurred cumulative losses of $1,818,125. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock. However, there is no assurance that the Company will be able to implement its plan.

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000

      In the first quarter of fiscal 2001, the Company raised $152,000 through the issuance of Debentures under the same terms as those described in note
      4. The Debentures were subsequently converted to 2,002,114 shares of the Company's common stock.