Form 10QSB
period 2000-09-30
PACIFIC SANDS INC
filed 2000-11-20
CIK 1069799

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                             Commission File Number

                               PACIFIC SANDS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                88-0322882
---------------------------------                           -------------------
State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

               601 W. Shaw Ave. Suite D, Clovis, California 93612
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 325-7023
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X             No
                                               -------             -------

As of November 1, 2000, the Company had 19,953,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                              Yes                No   X
                                               -------             -------

      PART I     FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Balance Sheet at September 30, 2000 (unaudited)

                 Condensed Statements of Operations for the Quarter Ended
                      September 30, 2000 and 1999 (unaudited)

                 Condensed Statements of Cash Flows for the Quarter Ended
                      September 30, 2000 and 1999 (unaudited)

                 Notes to Condensed Financial Statements (unaudited)

      Item 2.    Management's Discussion and Analysis or Plan of Operation

      PART II    OTHER INFORMATION

      Item 1.    Legal Proceedings

      Item 2.    Changes in Securities

      Item 3.    Defaults Upon Senior Securities

      Item 4.    Submission of Matters to a Vote of Security Holders

      Item 5.    Other Information

      Item 6.    Exhibits and Reports on Form 8-K

      Signatures

                               PACIFIC SANDS, INC.

                             Condensed Balance Sheet
                                    (Unaudited)




                                                     September 30, 2000
                                                     ------------------
   ASSETS

Current assets:
   Cash                                                   $    28,618
   Inventory                                                  105,925
   Other                                                       26,842
                                                          -----------
      Total current assets                                    161,385

Property and equipment, net                                     7,582
                                                          -----------
                                                          $   168,967
                                                          ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                       $    43,188
   Accrued expenses                                            18,537
   Deferred revenue                                            27,505
                                                          -----------
      Total current liabilities                                89,230

Commitments and contingencies                                    --

Shareholders' equity:
   Common stock                                                19,953
   Additional paid-in capital                               2,009,596
   Accumulated deficit                                     (1,944,298)
   Treasury stock, at cost                                     (5,514)
                                                          -----------
      Total shareholders' equity                               79,737
                                                          -----------
                                                          $   168,967
                                                          ===========







   The accompanying notes are an integral part of these financial statements.

                       Condensed Statements of Operations
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                --------------------------------
                                                                      (RESTATED)
                                                   2000                  1999
                                                --------------------------------
Net Sales                                      $      5,859        $      4,254

Cost of goods sold                                    2,858               2,340
                                                 ----------           ---------
    Gross profit                                      3,001               1,914

Selling, general and administrative expenses         78,506             326,382
                                                 ----------           ---------
   Loss from operations                             (75,505)           (324,468)

Interest expense                                    (50,667)            (33,419)
                                                 ----------           ---------
Net loss                                       $   (126,172)       $   (357,887)
                                                 ==========           =========


Basic and diluted net loss per share           $      (0.01)       $      (0.04)
                                                 ==========           =========
Basic and diluted weighted average shares        18,437,243           9,127,300
                                                 ==========           =========









   The accompanying notes are an integral part of these financial statements.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              Three months
                                                          ended September 30,
                                                      --------------------------
                                                                      (RESTATED)
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
  Net loss                                            $(126,172)     $(357,887)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                           354          6,898
    Common shares issued for services                      --          297,400
    Embeded interest expense                             50,667         33,000
    Changes in assets and liabilities:
      Inventory                                         (78,606)          --
      Other assets                                       (1,522)          --
      Accounts payable                                   17,337           --
                                                      ----------     ----------
      Accrued expenses                                    1,086           (273)
                                                      ----------     ----------
    Net cash used by operating activities              (136,856)       (20,862)
                                                      ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment                    (3,114)        (8,076)
                                                      ----------     ----------
    Net cash used by investing activities                (3,114)        (8,076)
                                                      ----------     ----------
Cash flows from financing activities:
  Issuance of common stock for cash                     152,000           --
  Proceeds from debentures                                 --           89,000
                                                      ----------     ----------
    Net cash provided by financing activities           152,000         89,000
                                                      ----------     ----------
Net increase in cash                                     12,030         60,062

Cash, beginning of period                                16,588         18,800
                                                      ----------     ----------
Cash, end of period                                   $  28,618      $  78,862
                                                      ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                          $    --        $    --
    Franchise taxes                                   $    --        $    --






   The accompanying notes are an integral part of these financial statements.

                               Pacific Sands, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2000



Note A - Basis of presentation
------------------------------

      The accompanying unaudited financial statements of Pacific Sands, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2000.

Note B - Going concern
----------------------

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order for the Company to continue its operations over the next twelve months. This factor raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999)

      For Q 1 2001, the Company reported a loss of approximately $126,000 or $.01 per share. This compares with a loss of approximately, $358,000, or $.04 for Q 1 2000. The decrease in loss was due primarily to the decrease of selling, general and admininstative expenses, specifically a reduction of compensation and consulting fees.

      LIQUIDITY AND CAPITAL RESOURCES

      On September 30, 2000 the Company had cash of approximately $29,000. The principal source of liquidity for Q 1 2001 was sales of common stock for net proceeds of $152,000.

      Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from the sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulities that may deplete its capital resources more rapidly than anticipated or it may not be able to raise additional funds fom the sale of securities as planned.

                            PART II OTHER INFORMATION

     Item 1. Legal Proceedings

          There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

     Item 2. Changes in Securities

          During Q1 2001, approximately 2,000,000 shares of common stock were sold for proceeds of $152,000.

     Item 3. Defaults Upon Senior Securities

          None.

     Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to the security holders for a vote.

     Item 5. Other Information

          There is no other information deemed material by management for disclosure herein.

     Item 6. Exhibits and Reports on Form 8-K

          Exhibits
          --------

          27 Financial Data Schedule

          Reports on Form 8-K
          -------------------

          Inapplicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            PACIFIC SANDS, INC.

                                                           By:  /s/ Stan Paulus
                                                                    Stan Paulus
                                                        Chief Executive Officer
      Dated: November 20, 2000