Form 10KSB/A
period 2000-06-30
PACIFIC SANDS INC
filed 2000-11-28
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   Form 10-KSB
                                 Amendment No. 1




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
Item 7. Financial Statements                                                                     F1-F13
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
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


See F-1 through F-13 attached.


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

Item 10. Executive Compensation.


Summary Compensation Table

                                                     Long-Term Compensation
                  Annual Compensation       Awards                     Payouts
(a)            (b)        (c)     (d)      (e)            (f)         (g)       (h)             (i)
Name                                         Other       Restricted                               All
and                                         Annual         Stock       Options/        LTIP       Other
Principal                Salary   Bonus   Compensation    Award(s)       SARs         Payouts  Compensation
Position      Year        ($)      ($)       ($)           ($)           (#)           ($)        ($)
--------      ----      -------  -------- ------------   ----------   ---------      --------  ------------

Stanley Paulus 2000     $72,000 $  91,500     -0-             -0-          -0-          -0-         -0-
President      1999     $48,000       -0-     -0-             -0-          -0-          -0-         -0-
               1998     $48,000       -0-     -0-             -0-          -0-          -0-         -0-

Rita Paulus    2000     $30,000 $  31,000     -0-             -0-          -0-          -0-         -0-
Treaurer       1999     $30,000       -0-     -0-             -0-          -0-          -0-         -0-
               1998     $30,000       -0-     -0-             -0-          -0-          -0-         -0-



Glen Dunning   (Note A)
Secretary      2000     $ 6,000    $3,000     -0-             -0-          -0-          -0-         -0-


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



                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
November 6, 2000

BRAD B. HAYNES                                                   9005 Burton Way
CERTIFIED PUBLIC ACCOUNTANT                       Los Angeles, California  90048
                                                              Tel (310) 273-7417
                                                              Fax (310) 285-0865



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To The Shareholders and Board of Directors
Pacific Sands, Inc.
dba Natural Water Technologies


We have audited the accompanying combined balance sheet of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 1999 and June 30, 1998, and the related statement of operations, retained earnings, and cash flows for the fiscal years ending June 30, 1999 and June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, inc. dba Natural Water Technologies as of June 30, 1999 and June 30, 1998 and the result of its operations and its cash flows for the fiscal years ending June 30, 1999 and June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered a current loss from operations and has a capital deficiency to pursue its projected operation that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's 1999 financial statements have been restated to correct an error in the recording of the value of services received in exchange for common stock. Generally Accepted Accounting Principles requires that services received in exchange for common stock must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The previously reported 1999 financial statements incorrectly accounted for such issuances at the $.001 par value of the Company's common stock.

Pacific Sands, Inc.
Independent Auditor's Report continued
---------------------------------------

The effect of the $659,921 restatement is as follows:

                                            As Previously            As
Year ended June 30, 1999                    Reported                 Restated
-------------------------------           --------------            ------------
Statement of Shareholder's Equity
   Accumulated deficit                      $  331,078              $   990,999
      Additional paid-in capital            $  362,299              $ 1,022,220

Statement of Operations:
   Selling, general and administrative
   expenses                                 $  119,968              $   779,889
   Net loss                                 $ (102,477)             $  (762,398)

Basic and diluted net loss per share        $    (0.02)             $     (0.10)


Brad B. Haynes
/s/ Brad B. Haynes

Los Angeles, California
November 6, 2000

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


                                                         Pacific Sands, Inc.
                                            Statement of Shareholders' Equity - RESTATED
                                             For the years ended June 30, 2000 and 1999


                                                               Common Stock
                                                    -----------------------------------
                                                                         Amount           Additional            Treasury Stock
                                                                  ---------------------    Paid-in        -------------------------
                                                      Shares      Per Share    Total       Capital          Shares          Amount
                                                    -----------------------------------   -----------      ----------     ----------
  Balance, June 30, 1998                             6,997,250       --     $     6,997   $   229,993           --             --
                                                    ----------              -----------   -----------      ----------     ----------
Issuance of common stock for cash                      368,000       0.36           368       132,306           --             --

Issuance of common stock for services                  897,050   0.25 - 1.06        897       659,921           --             --

Purchase of treasury stock                                --         --            --            --          (49,000)       (30,018)

Net loss                                                  --         --            --            --             --             --
                                                    ----------              -----------   -----------      ----------     ----------
  Balance, June 30, 1999                             8,262,300              $     8,262   $ 1,022,220        (49,000)       (30,018)
                                                    ----------              -----------   -----------      ----------     ----------
Conversion of debentures                             4,658,631   0.03 - 0.32      4,659       295,341           --             --

Intrinsic value of beneficial conversion feature          --         --            --         100,000           --             --

Issuance of common stock for services                2,480,000   0.03 - 0.17      2,480       217,570           --             --

Issuance of common stock for license agreement         800,000                                                  0.03            800

Issuance of common stock for compensation            1,750,000   0.03 - 0.17      1,750       149,800           --             --

Issuance of treasury stock                                --         --            --            --           40,000         24,504

Net loss                                                  --         --            --            --             --             --
                                                    ----------              -----------   -----------      ----------     ----------
  Balance, June 30, 2000                            17,950,931              $    17,951   $ 1,808,931         (9,000)   $    (5,514)
                                                    ==========              ===========   ===========      ==========     ==========


                                                     Accumulated   Shareholders'
                                                       Deficit       Equity
                                                   -------------  -------------

  Balance, June 30, 1998                           $  (228,601)   $     8,389
                                                   -------------  -------------

Issuance of common stock for cash                         --          132,674

Issuance of common stock for services                     --          660,818

Purchase of treasury stock                                --          (30,018)

Net loss                                              (762,398)      (762,398)
                                                   -------------  -------------
  Balance, June 30, 1999                              (990,999)         9,465
                                                   -------------  -------------

Conversion of debentures                                  --          300,000

Intrinsic value of beneficial conversion feature          --          100,000

Issuance of common stock for services                     --          220,050

Issuance of common stock for license agreement          24,000         24,800

Issuance of common stock for compensation                 --          151,550

Issuance of treasury stock                             (19,304)         5,200

Net loss                                              (807,822)      (807,822)
                                                   -------------  -------------
  Balance, June 30, 2000                           $(1,818,125)   $     3,243
                                                   =============  =============




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

5.    Prior period adjustment - correction of  error
--    ---------------------------------------  -----


      The Company's 1999 financial statements have been restated to correct an error in the recording of the value of services received in exchange for common stock. Generally Accepted Accounting Principles requires that services received in exchange for common stock must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The previously reported 1999 financial statements incorrectly accounted for such issuances at the $.001 par value of the Company's common stock.


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

                               Pacific Sands, Inc.
                          Notes to Financial Statements
                                  June 30, 2000

      In the first quarter of fiscal 2001, the Company raised $152,000 through the issuance of Debentures under the same terms as those described in note
      4. The Debentures were subsequently converted to 2,002,114 shares of the Company's common stock.
                                      F-13