Form 10QSB
period 2000-12-31
PACIFIC SANDS INC
filed 2001-02-21
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________



                               Pacific Sands, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                                88-0322882
State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                           Identification No.)





                     601 W. Shaw Ave., #D Clovis, CA 93612
                     --------------------------------------
                    (Address of principal executive offices)

                                 (559) 325-7023
                           (Issuer's telephone number)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes    X             No
                                               -------             -------

As of December 31, 2000, the Company had 19,953,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes                  No   X
                                                --------           -------



PART I FINANCIAL INFORMATION

      Item 1. Financial Statements

      Condensed Balance Sheet at December 31, 2000 (unaudited)

      Condensed  Statements of Operations for the Quarter Ended December 31,
        2000 and 1999 (unaudited)

      Condensed Statements of Cash Flows for the Quarter Ended
        December 31, 2000 and 1999 (unaudited)

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

Pacific Sands, Inc.
Condensed Balance Sheet
(Unaudited)


                                                               December 31, 2000
                                                               -----------------
ASSETS

Current assets:
        Cash                                                        $     4,889
        Inventory                                                       117,711
        Other                                                            25,165
                                                               -----------------
            Total current assets                                        147,765
                                                               -----------------
Property and equipment, net                                               7,192
                                                               -----------------
                                                                    $   154,957
                                                               =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                            $    60,648
        Accrued expenses                                                 20,133
        Deferred revenue                                                 27,505
                                                               -----------------
            Total current liabilities                                   108,286
                                                               -----------------
Commitments and contingencies

Shareholder's equity:
        Common stock                                                     19,953
        Additional paid-in capital                                    2,009,596
        Accumulated deficit                                          (1,977,364)
        Treasury stock, at cost                                          (5,514)
                                                               -----------------
            Total equity                                                 46,671
                                                               -----------------
                                                                    $   154,957
                                                               =================



The accompanying notes are an integral part of these financial statements.




Pacific Sands, Inc.
Condensed Statements of Operations
(Unaudited)


                                                 Three Months Ended December 31,      Six Months Ended December 31,
                                                            (Restated)                         (Restated)
                                                      2000              1999              2000             1999
                                                 -------------     -------------     -------------     -------------
Net sales                                        $      7,601      $      8,233      $     13,460      $     12,487

Cost of goods sold                                      1,672             3,176             4,530             5,516
                                                 -------------     -------------     -------------     -------------
    Gross profit                                        5,929             5,057             8,930             6,971

Selling, general and administrative expenses           38,994           136,801           117,500           463,183
                                                 -------------     -------------     -------------     -------------
    Loss from operations                              (33,065)         (131,744)         (108,570)         (456,212)

Interest expense                                                                          (50,667)          (33,419)
                                                 -------------     -------------     -------------     -------------

Net loss                                         $    (33,065)     $   (131,744)     $   (159,237)     $   (489,631)
                                                 =============     =============     =============     =============
Basis and diluted net loss per share             $       --        $      (0.01)     $      (0.01)     $      (0.05)
                                                 =============     =============     =============     =============
Basis and diluted weighted average shares          18,437,243         9,127,300        18,437,243         9,127,000
                                                 =============     =============     =============     =============







The accompany notes are an integral part of these financial statements.




Pacific Sands, Inc.
Condensed Statements of Cash Flows
(Unaudited)


                                                                       Three months              Six months
                                                                     ended December 31,        ended December 31,
                                                                        (Restated)               (Restated)
                                                                    2000         1999         2000         1999
                                                                 ----------   ----------   ----------   ----------
Cash flows from operative activities:
       Net Loss                                                  $ (33,065)   $(131,744)   $(159,237)   $(489,631)
       Adjustments to reconcile net loss to net cash
             used by operating activities:
             Depreciation and amortization                             390           57          744        6,955
             Common shares issued for services                        --           --           --        297,400
             Embeded interest expense                                 --           --         50,667       33,419
             Changes in assets and liabilities:
                 Accounts receivable                                  --         (3,082)        --         (3,082)
                 Inventory                                         (11,786)        (428)     (90,392)        (428)
                 Other assets                                        1,677          --         155           --
                 Accounts payable                                   18,526          120       35,863          120
                 Accrued expenses                                      529       (2,782)       1,615       (3,474)
                                                                 ----------   ----------   ----------   ----------
             Net cash used by operating activities                 (23,729)    (137,859)    (160,585)    (158,721)
                                                                 ----------   ----------   ----------   ----------
             Cash flows from investing activities:
                 Purchases of property and equipment                  --           --         (3,114)      (8,076)
                                                                 ----------   ----------   ----------   ----------
             Cash flows from financing activities:
                 Issuance of common stock for cash                    --           --        152,000         --
                 Proceeds from debentures                             --        211,000         --        300,000
                 Purchased treasury stock
                                                                 ----------   ----------   ----------   ----------
                     Net cash provided by financing activities        --        211,000      152,000      300,000
                                                                 ----------   ----------   ----------   ----------
             Net increase (decrease) in cash                       (23,729)      73,141      (11,699)     133,203

             Cash, beginning of period                              28,618       78,862       16,588       18,800
                                                                 ----------   ----------   ----------   ----------
             Cash, end of period                                 $   4,889    $ 152,003    $   4,889    $ 152,003
                                                                 ==========   ==========   ==========   ==========
             Supplemental disclosure of cash flow information:
                 Cash paid for:
                     Interest                                    $    --      $    --      $    --      $    --
                     Taxes                                       $    --      $    --      $    --      $    --

The accompany notes are an integral part of these financial statements.


Pacific Sands, Inc.
Notes to condensed Financial Statements
(Unaudited)
December 31, 2000

Note A - Basis of presentation

          The accompany unaudited financial statements of Pacific Sands, Inc. (the "Company') have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do note include all of the information required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended December 31, 2000 are not necessarily indicative of the results for any future period. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2000.

Note B - Going concern

          The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. Additional capital infusion is necessary in order for the company to continue its operations over the next twelve months. This factor raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS (THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999.

          The Company reported a loss of approximately $33,000 or $.00 per share for the second quarter of fiscal year 2000. This compares with a loss of approximately, $132,000 or $.01 per share for the second quarter 1999. The decrease in loss was due primarily to the decrease of selling, general and administrative expenses, specifically a reduction of compensation and consulting fees.

          LIQUIDITY AND CAPITAL RESOURCES

          On December 31, 2000 the company had cash of approximately $5,000. The principle source of liquidity was sales of common stock for net proceeds of $152,000 that occurred during the first quarter of 2000.

          Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from the sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulities that may deplete its capital resources more rapidly than anticipated or it may not be able to raise additional funds from the sale of securities as planned.

DESCRIPTION OF RECENT SALE OF UNREGISTERED & REGISTERED SECURITIES


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

          Detail of the above shares issued is as follows:

          In August 7, 2000 the Company issued to Steven G Larsen 148,148 shares, to Edward C Miner 74,074 shares, to Michael L Wynoff 148,148 shares, to Paul Fresonole 148,148 shares, to Robert G Warren 370,370 shares, to Roxanne Richardson-Malotte 148,148 shares, to Khaching Hovanesslen 200,000, to George Von Bozzay 74,074 shares, to Loretta Ferraro 74,074 and to Universal Church of the Master 74,074 shares.

          In September 20, 2000 the Company issued to Louis Buonocor 199,999 shares.

          In September 27, 2000 the Company issued to Stan Merdinger 342,857 shares.

                            PART II OTHER INFORMATION

      Item 1.     Legal Proceedings

                  There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

      Item 2.     Changes in Securities

                  None

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

                                                         PACIFIC SANDS, INC.

                                                        By:  /s/ Stan Paulus
                                                      ----------------------
                                                                 Stan Paulus
                                                     Chief Executive Officer
      Dated: February 20, 2001