Form 10QSB
period 2001-03-31
PACIFIC SANDS INC
filed 2001-05-22
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


                     601 W. Shaw Ave., #D Clovis, CA 93612
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (559) 325-7023
                           (Issuer's telephone number)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of March 31, 2000, the Company had 17,313,697 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes                  No    X
                                                -------             -------

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheet at March 31, 2000 (unaudited)

             Condensed Statements of Operations for the Quarter Ended
                      March 31, 2000 and 1999 (unaudited)

             Condensed Statements of Cash Flows for the Quarter Ended
                      March 31, 2000 and 1999 (unaudited)

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

     Signatures

Pacific Sands, Inc.
Condensed Balance Sheet
(Unaudited)
                                                              March 31, 2001
                                                             ---------------
ASSETS

Current assets:
             Cash                                              $    12,812
             Inventory                                             126,444
             Other                                                  25,165
                                                               -----------

                         Total current assets                      164,421
                                                               -----------
Property and equipment, net                                          5,741
                                                               -----------
                                                               $   170,162
                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
             Accounts payable                                  $    62,143
             Accrued expenses                                       39,477
             Shareholder payable                                     7,000
             Deferred revenue                                       27,505
                                                               -----------
                         Total current liabilities                 136,125
                                                               -----------
Commitments and contingencies

Shareholder's equity:
             Common stock                                           20,305
             Additional paid-in capital                          2,039,244
             Accumulated deficit                                (1,787,998)
             Treasury stock, at cost                              (237,514)
                                                               -----------
                         Total equity                               34,037
                                                               -----------
                                                               $   170,162
                                                               ===========


The accompanying notes are an integral part of these financial statements.


Pacific Sands, Inc.
Condensed Statements of Operation
(Unaudited)

                                                 Three Months Ended March 31,    Nine Months Ended March 31,
                                                         (Restated)                     (Restated)
                                                    2001            2000           2001             2000
                                               ----------------------------    ----------------------------
Net sales                                      $      7,237    $      7,633    $     20,697    $     20,160

Cost of goods sold                                    2,175           1,769           6,705           3,024
                                               ----------------------------    ----------------------------
          Gross profit                                5,062           5,864          13,992          17,136

Selling, general and administrative expenses         43,114          76,105         165,197         368,345
                                               ----------------------------    ----------------------------
          Loss from operations                      (38,052)        (70,241)       (151,205)       (351,209)

Income taxes                                                                                           800

Interest expense                                                                     50,667
                                               ----------------------------    ----------------------------
Net loss                                       $    (38,052)   $    (70,241)   $   (201,872)   $   (352,009)
                                               ============================    ============================

Basis and diluted net loss per share           $      (0.00)   $      (0.01)   $      (0.01)   $      (0.04)
                                               ============================    ============================

Basis and diluted weighted average shares        18,451,711       8,076,619      18,451,711       8,076,619
                                               ============================    ============================



The accompanying notes are an integral part of these financial statements.



Pacific Sands, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                                          Three Months              Nine Months
                                                                          Ended March 31           Ended March 31
                                                                       2001         2000         2001         2000
                                                                                (Restated)                 (Restated)
                                                                    ----------------------    ----------------------
Cash flows from operative activities:
          Net loss                                                  $ (38,052)   $ (70,241)   $(201,872)   $(352,009)
          Adjustments to reconcile net loss to net cash
                 used by operative activities:
                 Depreciation and amortization                            297        1,562        1,041          493
                 Common shares issued for services                                                           124,100
                 Capital assets traded for services                     1,154                     1,154
                 Embedded interest expense                                                       50,667
                 Changes in assets and liabilities:
                        Accounts receivable                                           (537)                   (3,151)
                        Inventory                                      (2,933)         (93)     (99,125)        (561)
                        Other assets                                                                155
                        Accounts payable                                1,496                    37,358          996
                        Accrued expenses                                8,961      (19,401)      20,960      (23,334)
                        Shareholder payable                             7,000                     7,000
                                                                    ----------------------    ----------------------
          Net cash used by operating activities                       (22,077)     (88,710)    (182,662)    (253,466)

          Cash flows from investing activities:
                 Purchases of property and equipment                                (3,318)      (3,114)      (4,932)
                                                                    ----------------------    ----------------------
          Cash flows from financing activities:
                 Issuance of common stock for cash                     30,000                   182,000      300,000
                                                                    ----------------------    ----------------------
                        Net cash provided by financing activities      30,000                   182,000      300,000
                                                                    ----------------------    ----------------------
          Net increase (decrease) in cash                               7,923      (92,028)      (3,776)      41,602

          Cash, beginning of period                                     4,889      152,430       16,588       18,800
                                                                    ----------------------    ----------------------
          Cash, end of period                                       $  12,812    $  60,402    $  12,812    $  60,402
                                                                    ======================    ======================
          Supplemental disclosure of cash flow information:
                 Cash paid for:
                        Interest                                    $    --      $    --      $  50,667
                        Taxes                                       $    --      $    --                   $   1,600


The accompanying notes are an integral part of these financial statements.



Pacific Sands, Inc.
Notes to condensed Financial Statements
(Unaudited)
     March 31, 2001

Note A - Basis of presentation

     The accompanying unaudited financial statements of Pacific Sands, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended March 31, 2001 are not necessarily indicative of the results for any future period. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS (THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000).

     The Company reported a loss of approximately $38,000 or $.00 per share for the third quarter of fiscal year 2000. This compares with a loss of approximately, $70,000 or $.01 per share for the third quarter 1999. The decrease in loss was due primarily to the decrease of selling, general and administrative expenses, specifically a reduction of compensation and consulting fees.

     LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2001 the company had cash of approximately $13,000. The principle source of liquidity was sales of common stock for net proceeds of $182,000.

     Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from the sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated or it may not be able to raise additional funds from the sale of securities as planned.

     DESCRIPTION OF RECENT SALE OF UNREGISTERED & REGISTERED SECURITIES

     In August 2000, the Company raised additional money through the convertible debenture program. Such program allowed the option of full repayment plus 8% per annum at August 2001, or right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. The Company raised a total of $182,000 to date through this convertible debenture vehicle. To date, all those who have participated in the convertible debenture program have elected to convert their debenture amount into shares of the Company. Thus, the Company has issued 2,354,551 shares as a result of this debenture program.

     Detail of the above shares issued is as follows:

          In August 7, 2000 the Company issued to Steven G. Larsen 148,148 shares, to Edward C. Miner 74,074 shares, to Michael L. Wynoff 148,148 shares, to Paul Fresonole 148,148 shares, to Robert G. Warren 370,370 shares, to Roxanne Richardson-Malotte 148,148 shares, to Khaching Hovanesslen 200,000 shares, to George Von Bozzay 74,074 shares, to Loretta Ferraro 74,074 shares and to Universal Church of the Master 74,074 shares.

          In September 20, 2000 the Company issued to Louis Buonocor 199,999 shares.

          In September 27, 2000 the Company issued to Stan Merdinger 342,857 shares.

          In February 22, 2001 the Company issued to Sandra Blake Living Trust 242,424 shares.

          In February 28, 2001 the Company issued to Alan Green 49,407 shares.

          In March 8, 2001 the Company issued to Alan Green 60,606 shares.

     PRIOR PERIOD ADJUSTMENT - CORRECTION OF ERROR
     The company's financial statements as of June 30, 2000 have been restated to correct an error in the financial statements previously filed. The error occurred as a result of transactions in which services were the consideration received for the issuance of common stock but the services were not performed. As a result the shares were returned to the treasury. The effect on the financial statements is an increase in treasury stock and a decrease in the accumulated deficit of $232,000.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2. Changes in Securities

     January 17, 2001, 950,000 shares were returned to the treasury of the corporation as part of settlement agreements with previous employees and parties who were in contract with the corporation. The shares were returned at no cost to the corporation due to non-performance of the party. Noel Moya returned 100,000 shares, Hurriclean returned 800,000 shares and Ailen Pitts returned 50,000 shares.

     January 25, 2001, 1,100,000 shares were returned to the treasury of the corporation as part of settlement agreements with previous employees who were in contract with the corporation. The shares were returned at no cost to the corporation due to non-performance. Lori Chittenden returned 100,000 shares, and Wade Hanson returned 1,000,000 shares.

     Also, on January 25, 2001, due to restructuring of their employment agreement, Stan Paulus returned 700,000 shares to the corporation and Rita
Paulus returned 250,000. These shares were returned at no cost to the corporation in order to facilitate employment negotiations.

     In August 2000, the Company began raising additional money through the vehicle of the company's active convertible debenture program. Such program allows the option of full repayment plus 8% per annum, or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. The Company raised a total of $30,000 this quarter through this convertible debenture vehicle. Those who participated in the convertible debenture program this quarter have elected to convert their debenture amount into shares of the Company. Thus, the Company issued 360,697 shares this quarter as a result of this debenture program.


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

                                                     PACIFIC SANDS, INC.

                                                    By:  /s/ Stan Paulus
                                                        ------------------------
                                                        Stan Paulus
                                                        Chief Executive Officer
      Dated: May 22, 2001