Form 10KSB
period 2001-06-30
PACIFIC SANDS INC
filed 2001-10-02
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended: June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                               Pacific Sands, Inc.
                           (Exact name of registrant)




                  Nevada                          88-0322882
         (State of Incorporation)           (I.R.S. Employer Id. No.)




                     601 W. Shaw Ave., #D, Clovis, CA     93612
               (Address of principal executive offices) (Zip Code)




Issuer's telephone number, including area code  (559) 325-7023
                                                --------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for fiscal year 2001: $28,626.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of September 28, 2001 the aggregate market value of common equity held by non-affiliates was $1,570,377.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 28, 2001 there were 18,228,768 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                TABLE OF CONTENTS

                                                                                        Page
PART I
Item 1. Description of the Business                                                       3
Item 2. Description of Property                                                           4
Item 3. Legal Proceedings                                                                 4
Item 4. Submission of Matters to a Vote of Security Holders                               4

PART II
Item 5. Market for Common Equity and Related Stockholder Matters                          5
Item 6. Management's Discussion and Plan of Operation                                     8
Item 7. Financial Statements                                                           F1-F10
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure                                                                       9

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
         With  Section 16(a) of the Exchange Act                                          10
Item 10. Executive Compensation                                                           11
Item 11. Security Ownership of Certain Beneficial Owners and Management                   11
Item 12. Certain Relationships and Related Transactions                                   12
Item 13 Exhibits and Reports on Form 8-K                                                  12

Signatures                                                                                12


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

The Company does business as "Natural Water Technologies," and produces a nontoxic compound for eliminating itching, rashes, and scum lines for use in spas and cleaning products. The Company's target markets for these products include retail and industrial uses. Currently, the Company markets the retail spa products and is testing equipment for industrial use. To date, such industrial use tests have brought positive results.

As of June 1, 2000, the Company secured tentative a license, based on successful installation, with Hurriclean Corporation to sell its Industrial Waste Water Cleaning System and technology. The Company has terminated its license for the Huriclean Waste Water Cleaning System and introduced an industrial wastewater cleaning system of its own design to lower Biological Oxygen Demand (BOD) output. Currently the Company is installing the system in a major food processing plant. Preliminary tests on the system have proven satisfactory and at this time the installation and design improvements are continuing.

The Company currently has two full time employees. All additional services required by the Company are handled on a contractor basis.

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

TESTING COULD PROVE TO BE UNSUCCESSFUL

The Company is currently testing its own waste water cleaning system. Testing and full installation should be complete by the end of the year 2001. Should the system prove to be unsuccessful the Company will be forced to conclude that the system is inadequate for the proposed use. As such, management will be forced to reset its goals and objectives for the fiscal year 2002.

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY

Management believes the future desirability for reduction of output of industrial waste water to be a increasing in the market place. This is due to extensive fines and regulations in the industries that produce an output of industrial water. Management assumes these regulations will stay in place. Additionally, management assumes there will be an increased desirability in the retail market for nontoxic products for cleaning and spa use. Should management's assumptions as to this increased desirability be faulty, the Company may have difficulty achieving its planned growth.

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


Item 3. Legal Proceedings.

Currently  the Company is evolved in the matter of  Garabedian  Bros.,  Inc. dba
                                                    ----------------------------
Valley  Welding & Machine Works v. Pacific  Sands,  Inc. This matter  concerns a
--------------------------------------------------------
remaining balance on an amount due to Valley Welding & Machine Works by the Company on work done on its waste water system. Management at Pacific Sands, Inc. determined to withhold this payment, representing approximately 25% of the total amount to be paid to Valley Welding & Machine Works, due to what they believe are deficiencies in the work performed by Valley Welding & Machine Works. This matter is set for trial October 12, 2001. To date the parties have verbally agreed on a settlement of the matter that will include the parties continuing to work on the deficiencies prior to payment. The amount at issue is $13, 678.85.

The Company is engaged in no other legal proceedings at this time. The Company does not foresee any involvement in legal proceedings in the future.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2001.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter (trading commenced October 16, 1998);

    Quarter End                             High                       Low

  December 31, 1998                         1.50                       0.250

  March 31, 1999                            1.312                      0.250

  June 30, 1999                             0.875                      0.080

  September 30, 1999                        0.25                       0.10

  December 31, 1999                         0.201                      0.038

  March 31, 2000                            0.45                       0.034

  June 30, 2000                             0.260                      0.031

  September 30, 2000                        0.240                      0.101

 December 31, 2000                          0.165                      0.030

 March 31, 2001                             0.187                      0.030

 June 30, 2001                              0.220                      0.090

As of June 30, 2001 there were approximately 60 Holders.

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

In August 2000, the Company raised additional money through the same vehicle of a convertible debenture program as note above. Such program allowed the option of full repayment plus 8% per annum at August 2001, or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. The Company raised a total of $313,513.00 to date through this convertible debenture vehicle. To date, all those who have participated in the convertible debenture program have elected to convert their debenture amount into shares of the Company. Thus, the Company has issued 2,002,114 shares in fiscal year 2000 and 2,688,477 shares in fiscal year 2001 as a result of this debenture program.

On February 23, 2001 the Company issued 50,000 shares of restricted stock to Khachig Hovanessian for graphic arts services in connection with an internet site.

During January and February 2001 the Company caused to be returned to treasury 1,250,000 shares of common stock which were issued in exchange for services to Wade Hanson, Aileen Pitts, Lori Chittenden and Noel Moya, and 800,000 shares of common stock in exchange for a license agreement with Hurriclean Corp. which were issued in fiscal 2000.

Additionally, on January 25, 2001, the Company issued to Stan Paulus a note for prior services in the amount of $26,250.00. In exchange, Mr. Paulus returned to treasury 700,000 shares of stock that had been issued to him for these services. On January 25, 2001, the Company issued to Rita Paulus a note for prior services in the amount of $9,375.00. In exchange, Mrs. Paulus returned to treasury 250,000 shares of stock that had been issued to her for these services. The notes were issues at 10% per annum payable on a monthly installment of $1,187.66. To date all payments on these notes have been deferred to a date when the Company has the resources to make said payments.


Item 6. Management's Discussion and Plan of Operation.


At this time, the Company has no material commitments for any significant capital expenditures.

At this time the Company is engaging in extensive testing of the its own waste water system which is currently being installed. Such testing of the various different types of waste output, under varying conditions, is expected to continue through at least through January 2002. The Company expects to begin receiving payments for this system within the next six months.

Should the system installation and testing prove successful, there is no comparable technology known to management at his time. The Company would then hope to gain contracts to install additional systems in other food processing plants and other industries with high waste water output. Management is considering alternatives for securing adequate financing for this future operational plan.

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

Item 7. Financial Statements.

See F-1 through F-10 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective August 9, 2001, the Registrant dismissed its principal auditors, Cacciamatta Accountancy Corporation. Cacciamatta Accountancy Corporation's report on the Registrant's financial statements for the year ended June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles except that the report included a paragraph expressing substantial doubt as to the Company's ability to continue as a going concern.

From October 5, 2000, through August 9, 2001, there were no disagreements with Cacciamatta Accountancy Corporation on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Cacciamatta Accountancy Corporation, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Effective August 9, 2001, the Registrant retained Alex D. Domantay & Associates to act as Registrant's independent accountant to audit Registrant's financial statements. During the two most recent fiscal years and through August 9, 2001, the Registrant has not consulted with Alex D. Domantay & Associates on items which (1) are described in Regulation S-K Item 304(a)(2)(i) or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2)(ii)).

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                                Age                   Title
----                                ---                   -----
Stanley Paulus                      54                    Chairman of the Board
Rita Paulua                         52                    Director

All directors have indefinite terms of office.

Stanley Paulus became a director on February 4, 1998. Rita Paulus became a director on November 2, 1998.

Glen Dunning served as a director for the Company from April 1, 2000 to September 1, 2001. Mr. Dunning has left his position to pursue an opportunity with an employer in southern California. Mr. Dunning's new position does not allow him the time to continue his services with the Company.

Officers of the Company:

Name                                Age                       Title
----                                ---                       -----
Stanley Paulus                      54                        President
Rita Paulua                         52                        Treasurer
Stanley Paulus                      54                        Secretary


Mr. Glen Dunning served as secretary of the Company from April 1, 2000 to September 1, 2001. Mr. Dunning has left his position with the Company to pursue an opportunity with an employer in southern California. Mr. Dunning's new position does not allow him the time to continue his services with the Company. Mr. Stanley Paulus is serving as Secretary of the Company until such time as a replacement can be found.

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

Item 10. Executive Compensation.


Summary Compensation Table

                                                            Long-Term Compensation
                  Annual Compensation               Awards                     Payouts
(a)            (b)         (c)      (d)        (e)           (f)            (g)        (h)         (i)
Name                                          Other       Restricted                               All
and                                           Annual        Stock         Options/     LTIP       Other
Principal                Salary    Bonus   Compensation    Award(s)         SARs      Payouts  Compensation
Position       Year        ($)      ($)        ($)           ($)            (#)         ($)        ($)
--------       ----      -------  -------  ------------    ---------      -------     -------  ------------
Stanley Paulus 2001     $ 4,500      -0-       -0-            -0-          -0-          -0-        -0-
President      2000     $72,000   $91,500      -0-            -0-          -0-          -0-        -0-
               1999     $48,000      -0-       -0-            -0-          -0-          -0-        -0-
               1998     $48,000      -0-       -0-            -0-          -0-          -0-        -0-

Rita Pualua    2001     $ 6,000      -0-       -0-            -0-          -0-          -0-        -0-
Treaurer       2000     $30,000   $31,000      -0-            -0-          -0-          -0-        -0-
               1999     $30,000      -0-       -0-            -0-          -0-          -0-        -0-
               1998     $30,000      -0-       -0-            -0-          -0-          -0-        -0-


Glen Dunning   (Note A)
Secretary      2001     $ 8,865       -0-      -0-            -0-          -0-         -0-         -0-
               2000     $ 6,167   $ 3,000      -0-            -0-          -0-         -0-         -0-

Note A: Glen Dunning began his services for the Company as of April 1, 2000. Mr. Dunning has terminated his services with the Company as of September 1, 2001.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of                         Amount of                 Percent of
Beneficial Owner                            Beneficial Ownership      Class
-------------------                         --------------------      ----------
Stanley Paulus                              2,325,000.25              12.8%
601 W. Shaw
Clovis, CA 93615


Rita Paulus                                 200,000                   1%
601 W. Shaw
Clovis, CA 93615


All Directors, Nominees and Executive       2,525,000.25              13.8%
Officers as a Group (2 persons)

David Anderson                              1,200,000                 6.6%
1604 Solono Ave.
Berkeley, CA 94707

Item 12. Certain Relationships and Related Transactions.

Not applicable at this time.



Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

A report was filed on Form 8-K at August 9, 2001 reporting the change in principal accountant from Cacciamatta Accountancy Corporation to Alex D. Domantay & Associates.



Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Pacific Sands, Inc.

By  /s/ Stanley Paulus
     Stanley Paulus, President, Chairman of the Board

Date: October 1, 2001


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Rita Paulus
    Rita Paulus, Treasurer, Director

Date: October 1, 2001


By: /s/ Stanley Paulus
         Stanley Paulus, Secretary

Date: October 1, 2001

================================================================================
                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
================================================================================


                              Financial Statements
                    For the Fiscal Year Ending June 30, 2001











                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDING JUNE 30, 2001



                                TABLE OF CONTENTS



         Independent Auditors' Report.................................1


         FINANCIAL STATEMENTS

         Balance Sheet................................................2

         Statement of Stockholders' Equity............................3

         Statement of Operations......................................4

         Statement of Cash Flows......................................5

         Notes to Financial Statements.............................6-11







                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have audited the accompanying balance sheet of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2001, and the related statements of income and retained earnings, stockholders' equity and cash flows for the fiscal year ending June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2001 , and the results of its operations and its cash flows for the fiscal year ending June 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered a current loss from operations and has a capital deficiency to pursue its projected operation that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California
September 19, 2001






                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                                                    PACIFIC SANDS, INC.
                                               DBA NATURAL WATER TECHNOLOGIES
                                                       BALANCE SHEET
                                                       JUNE 30, 2001



                                     ASSETS
                                     ------

       Current Assets

            Cash                                                $     4,394
            Inventory                                                68,665
            Other current assets                                        647
                                                                -----------
                Total Current Assets                            $    73,706

       Property and Equipment - net                                   6,094
                                                                -----------
       Total Assets                                             $    79,800
                                                                ===========
                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

       Current Liabilities

            Accounts payable                                         48,057
            Other liabilities                                       162,874
                                                                -----------
                Total Current Liabilities                       $   210,931

       Contingencies                                                   --


        Stockholders' Equity

            Common stock, $.001 par value, 20,000,000 shares           --
                authorized, 17,639,408 shares issued and
                outstanding
                                                                     17,639
            Additional paid-in capital                            1,876,804
            Treasury stock, at cost                                 (40,189)
            Deficit                                              (1,985,385)
                                                                -----------
                                                                   (131,131)
                                                                -----------
       Total Liabilities and Stockholders' Equity               $    79,800
                                                                ===========



                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.







                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California


                                           PACIFIC SANDS, INC.
                                     DBA NATURAL WATER TECHNOLOGIES
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                              JUNE 30, 2001

                                                              Common        Additional        Treasury
                             Number of       Cost Per          Stock          Paid In          Stocks
                              Shares           Share        at Par Value      Capital          Shares
                            -----------     ------------    -----------     -----------     -----------
Balance - June 30, 2000      17,950,931             --      $    17,951     $ 1,808,931          (9,000)


Returned to treasury         (2,050,000)    .031 - .17           (2,050)       (211,750)           --

Purchase with a note
   @ 10%                       (950,000)          0.0375           (950)           --          (950,000)
                            -----------     ------------    -----------     -----------     -----------


Conversion of debentures      2,688,477     .0375 - .125          2,688         193,812         638,477


Discount on conversions            --               --             --            85,812            --


Prior Year Adjustment              --               --             --              --              --


Net loss                           --               --             --              --              --
                            -----------     ------------    -----------     -----------     -----------
Balance - June 30, 2001      17,639,408             --      $    17,639     $ 1,876,804        (320,523)
                            -----------     ------------    -----------     -----------     -----------




                             Treasury                         Retained
                              Stocks       Stockholders'      Earnings/
                              Amount           Equity         (Deficit)
                            -----------     -----------     -----------
Balance - June 30, 2000     $    (5,514)    $     3,243     $(1,818,125)



Returned to treasury               --          (213,800)        213,800

Purchase with a note
   @ 10%                        (34,675)        (35,625)            609
                            -----------     -----------     -----------


Conversion of debentures           --           196,500            --


Discount on conversions            --            85,812            --


Prior Year Adjustment              --              --            (7,350)


Net loss                           --              --          (374,319)
                            -----------     -----------     -----------
Balance - June 30, 2001     $   (40,189)    $    36,129     $(1,985,385)
                            -----------     -----------     -----------


        The accompanying Notes to Financial Statements are an integral part of these statements.



                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001



Net Sales                                                          $     28,626

Cost of sales                                                            26,848
                                                                   -------------
Gross Profit                                                              1,778

Selling, General, and Administrative Expenses                           290,285
                                                                   -------------
Loss from Operation                                                    (288,507)

Interest Expenses                                                        85,812
                                                                   -------------
Net Loss for the Year                                              $   (374,319)
                                                                   =============

Basic and Diluted Net Loss Per Share                               $       0.02
                                                                   =============
Basic and Diluted Weighted Average Shares                            18,500,384
                                                                   =============









         The accompanying Notes to Financial Statements are an integral part of these statements.







                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF CASH FLOWS
                    FOR THE FISCAL YEAR ENDING JUNE 30, 2001


Cash Flows From Operating Activities
     Net loss for the year                                        $(374,319)
     Adjustments to reconcile net loss to net cash provided by
         operating activities
         Depreciation                                                 1,842
         Beneficial conversion features on common stocks             85,812
         Changes in asset and liabilities
               Inventories                                          (41,346)
               Other current assets                                  24,673
               Accounts payable                                      23,272
               Other current liabilities                            116,854
               Prior year adjustment - net                           (7,380)

         Net Cash Flows Used By Operating Activities                203,726

Cash Flows Used In Investing Activities                            (170,593)

     Purchases of property and equipment                             (3,114)

Cash Flows From Financing Activities

     Issuance of common stocks                                      196,500

     Purchase of company stock                        (34,987)      161,513

Net Increase (Decrease) in Cash                                     (12,194)

Cash - Beginning of the Year                                         16,588

Cash - End of the Year                                            $   4,394

Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                 $    --

         Income taxes                                             $    --

     Non-cash Investing and Financing Activities

         Stock issued for services                                $   4,500

         Debenture discount deducted as interest                  $  85,812





         The accompanying Notes to Financial Statements are an integral part of these statements.



                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          --------------------
          Pacific Sands, Inc. doing business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994. The Company manufactures and distributes a nontoxic product formulation that eliminates itching, rashes, and scum lines from spa water. Additionally, in June 2000, the Company introduced an industrial wastewater cleaning system which is designed to lower Biological Oxygen Demand (BOD) output.

          Inventory
          ---------
          Inventory is stated at the lower of cost or market value determined using the first-in, first-out (FIFO) method.

          Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of three to five years using the straight-line method.

          Revenue Recognition
          -------------------
          Revenue from sales to distributors and resellers is recognized when the related products are shipped. Products shipped to distributors and resellers where significant obligations exist and/or collection is not probable are recorded as deferred revenue.

          Advertising and Promotional Costs
          ---------------------------------
          Advertising and promotion costs are expensed as incurred. During fiscal 2001 and 2000, advertising and promotion costs totaled $7,836 and $1,051 respectively.

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




                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Reclassifications
          -----------------
          Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation, and are reflected in the Statement of Stockholder' Equity section.


NOTE 2. INVENTORY


                                                                  June 30,2001
                                                                  -------------
                     Raw materials and supplies                   $      9,888

                     Work in process                                    58,777
                                                                  -------------
                                                                  $     68,665
                                                                  =============





                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 3. PROPERTY AND EQUIPMENT

                                                                   June 30, 2001
                                                                   -------------
                     Office equipment                              $    15,024

                     Accumulated depreciation                            8,930
                                                                   ------------
                                                                   $     6,094
                                                                   ============

NOTE 4. COMMON STOCK

          For the current fiscal year, the Company issued an 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") at $196,500 face value maturing on September 16, 2001. The Debentures are immediately convertible into the Company's common stock at 75% of the closing bid price of the Company's common stock as reported on the National Association of Securities Dealers Electronic Bulletin Board. The $85,812 intrinsic value of the beneficial conversion feature is included in interest expense and additional paid-in capital in the accompanying financial statements. During fiscal year 2001, the Debentures were converted into 2,688,477 shares of the Company's common stock at prices ranging between $0.0375 and $0.125 per share.

          The Company issued 50,000 and 2,480,000 shares of common stock in exchange for services in fiscal 2001 and 2000 respectively. However, 1,250,000 shares of common stock issued in exchange for services, and 800,000 shares of common stock in exchange for a license agreement in fiscal 2000 were returned in the treasury in January and February
          2001. The stocks issued for services and license agreement were recorded as prior year adjustments. (See note 5 following).

          On January 25, 2001, the Company purchased 950,000 shares of common stock at $0.0375 per share by issuing a note of $35,625 at 10% per annum payable on a monthly installment of $1,187.66.

NOTE 5. PRIOR YEAR ADJUSTMENT - CORRECTION OF ERROR

          The Company's 2001 financial statements have adjusted the error in the recording of the value of services and license agreement received in exchange for common stock. Generally Accepted Accounting Principles requires that services received in exchange for common stock must be accounted for based on the cost of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. These adjustments are reflected in the Statement of Stockholders' Equity section of the financial statements.




                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 5. PRIOR YEAR ADJUSTMENT - CORRECTION OF ERROR (Continued)

                                                       June 30, 2001
                                                       ------------
          Net loss                                     $  (807,822)

          Recorded  value of the                         2,050,000
          returned stocks issued
          for  services and license agreement - net        207,059
                                                       ------------
                 Adjusted Net Loss                     $  (600,763)
                                                       ============


NOTE 6. BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                       Period Ended June 30
                                                -------------------------------
                                                    2001               2000
                                                ------------     -------------
          Basic and diluted loss per share:

          Numerator:

          Net loss                              $   (374,319)    $   (600,763)
                                                ------------     -------------
          Denominator:

          Basic and diluted weighted average
          number of common shares outstanding
          during the period                     $ 18,500,384     $  9,690,111
                                                ------------     -------------

          Basic and diluted loss per share:     $      (0.02)    $      (0.06)
                                                ============     =============











                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 7. INCOME TAXES

          The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

          At June 30, 2001, the Company has a net operating loss carry forward for federal tax purposes of $1,985 285. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at June 30, 2001 was approximately $650,000.


NOTE 8. RELATED PARTY TRANSACTIONS

          Stanley R. Paulus, President, serves under a two-year employment contract renewed effective August 28, 2000 at compensation of $6,000 per month. The agreement provides for automatic two year renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends. In addition, the agreement provides for incentive compensation based on debts and equity financing arranged by Mr. Paulus and such compensation may be paid in common stock options at $0.01 per share.

          Rita M. Paulus, Treasurer, serves under a two year employment contract renewed effective August 28,2000 at compensation of $1,500 per month. The agreement provides for automatic renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends.

          Glenn Dunning, Secretary, serves under a one-year employment contract effective April 1, 2000 at compensation of $2,000 per month. In addition, Mr. Dunning shall be paid 200,000 shares of the Company stock, 50,000 upon signing and 50,000 every 90 days. The agreement provides for automatic two year renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends.


NOTE 9. GOING CONCERN

          The accompanying financial statements have been assuming that the Company will continue as a going concern. This Basis is accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2001, the Company had incurred cumulative losses of $1,985,385. The Company's




                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 9. GOING CONCERN (Continued)

          successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock. However, there is no assurance that the Company will be able to implement its plan and that the remaining authorized unissued stocks might not be enough to generate the funds needed to be on a going concern basis.


NOTE 10. CONTINGENCIES

          The Company is involved in a lawsuit from a supplier for withholding a payment. This matter concerns a remaining balance due to the supplier in the amount of $13,678 representing approximately 25% of the total to be paid due to what the Company believe are deficiencies in the work performed by the supplier. This matter is set for trial October 12, 2001. To date, the parties are actively engaged in settlement negotiations, which may lead to the successful result of the supplier either making the needed repairs to their work or accepting a smaller payment due to the faulty work. Should settlement negotiations be unsuccessful, management has determined to vigorously contest the case. Should the Company fail to prevail they may also be liable for the supplier's reasonable attorney's fees, due to contractual provisions.

          No provision was made with regard to the legal case.
















                      ALEX D. DOMANTAY & ASSOCIATES, CPAs
                            Los Angeles, California