Form 10QSB
period 2001-09-30
PACIFIC SANDS INC
filed 2001-11-21
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001


Commission File Number: 000-29483


                               Pacific Sands, Inc.
                               -------------------
                              (Name of Registrant)



       Nevada                                              88-0322882
       ------                                              ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)



   601 W. Shaw Ave., #D, Clovis, CA                           93612
   ---------------------------------                          -----
(Address of principal executive offices)                    (Zip Code)

                                 (559) 325-7023
                                 --------------
                         (Registrant's Telephone Number)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
         X Yes             No


Number of shares outstanding: 18,250,990 Common Stock as of November 19, 2001

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Condensed Balance Sheet at September 30, 2001 (unaudited)


                  Condensed Statements of Operations for the Quarter Ended
                           September 30, 2001 and 2000 (unaudited)

                  Condensed Statements of Cash Flows for the Quarter Ended
                           September 30, 2001 and 2000 (unaudited)

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

Signatures

                          PART I- FINANCIAL INFORMATION






Pacific Sands, Inc.
Condensed Balance Sheet
(Unaudited)



                                                                     30-Sep-01
                                                                    -----------
ASSETS

Current assets:
             Cash                                                   $     6,873
             Inventory                                                   68,665
             Other                                                        2,000
                                                                    -----------

                         Total current assets                            77,538
                                                                    -----------

Property and equipment, net                                               5,634
                                                                    -----------

                                                                    $    83,172
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
             Accounts payable                                       $    49,915
             Accrued expenses                                           153,331
             Deferred revenue                                            27,500
                                                                    -----------

                         Total current liabilities                      230,746
                                                                    -----------

Commitments and contingencies

Shareholder's equity:
             Common stock                                                18,325
             Additional paid-in capital                               1,921,119
             Accumulated deficit                                     (2,019,330)
             Treasury stock, at cost                                    (40,189)
                                                                    -----------

                         Total equity                                  (120,075)
                                                                    -----------

                                                                    $   110,671
                                                                    ===========



The accompanying notes are an integral part of these financial statements.

Pacific Sands, Inc.
Condensed Statements of Operation
(Unaudited)

                                                Three Months Ended September 30
                                                           (Restated)
                                                      2001            2000
                                                 ------------    ------------
Net sales                                        $      7,342    $      5,859

Cost of goods sold                                      1,216           2,858
                                                 ------------    ------------

          Gross profit                                  6,126           3,001

Selling, general and administrative expenses           40,071          78,506
                                                 ------------    ------------

          Loss from operations                        (33,945)        (75,505)

Interest expense                                      (51,000)        (50,667)
                                                 ------------    ------------

Net loss                                         $    (84,945)   $   (126,172)
                                                 ============    ============


Basis and diluted net loss per share             $      (0.01)   $      (0.01)
                                                 ============    ============

Basis and diluted weighted average shares          18,335,557      18,437,243
                                                 ============    ============




The accompanying notes are an integral part of these financial statements.

Pacific Sands, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                               Three Months
                                                            Ended September 30

                                                           2001          2000
                                                                      (Restated)
                                                         ---------    ---------
Cash flows from operative activities:
          Net loss                                       $ (84,945)   $(126,172)
          Adjustments to reconcile net loss to net cash
                 used by operative activities:
                 Depreciation and amortization                 326          354
                 Common shares issued for services
                 Capital assets traded for services
                 Embedded interest expense                  51,245       50,667
                 Changes in assets and liabilities:
                       Accounts receivable
                       Inventory                             3,352      (78,606)
                       Other assets                         (1,522)
                       Accounts payable                      8,125       17,337
                       Accrued expenses                      9,121        1,086
                       Shareholder payable
                                                         ---------    ---------

          Net cash used by operating activities            (12,776)    (136,856)
                                                         ---------    ---------

          Cash flows from investing activities:
                 Purchases of property and equipment                     (3,114)
                                                         ---------    ---------

          Cash flows from financing activities:
                 Issuance of common stock for cash          30,000      152,000
                                                         ---------    ---------


          Net increase (decrease) in cash                   17,224       12,030

          Cash, beginning of period                          4,394       16,588
                                                         ---------    ---------

          Cash, end of period                            $   6,873    $  28,618
                                                         =========    =========

Pacific Sands, Inc.
Notes to condensed Financial Statements
(Unaudited)            30-Sep-01


Note A -       Basis of presentation

               The accompanying unaudited financial statements of Pacific Sands, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results for any future period. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS (THREE MONTHS ENDED
               SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
               SEPTEMBER 30, 2000).

               The Company reported a loss of approximately $85,000 or $.01 per share for the first quarter of fiscal year 2002. This compares with a loss of approximately, $126,000 or $.01 per share for the first quarter 2001. The decrease in loss was due primarily to the decrease of selling, general and administrative expenses, specifically a reduction of compensation and consulting fees.

               LIQUIDITY AND CAPITAL RESOURCES

               On September 30, 2001 the company had cash of approximately $7,000. The principle source of liquidity was sales of common stock for net proceeds of $45,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Companies fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities.

The Company does business as "Natural Water Technologies," and produces a nontoxic compound for eliminating germs and bacteria for use in spas and cleaning products. The Company's target markets include retail and industrial uses. The Company is currently marketing retail spa products and testing equipment for industrial use. Such industrial use tests have brought positive results. As such, the Company believes its marketing of its products for industrial use will yield positive financial benefits for the Company in the future.

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

Management has worked to increased revenues through increased sales by the Company. The Company does experience difficulties due to lack of liquidity and has experienced and operating loss of $84,945. Management is seeking to improve liquidity by increasing revenues, striving to become more profitable, increase marketing potential of the Company's products and secure adequate financing for its future operational plan. However, there can be no assurance that management will be successful in their endeavors.

The Company has no material commitments for any significant capital expenditures at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a small business issuer as defined in Regulation S-K,
Section 230.405, and therefore is not required to provide this information.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, the Company engaged in a settlement of the matter of Garabedian Bros., Inc. dba Valley Welding & Machine Works v.
              ------------------------------------------------------------
Pacific Sands, Inc.
-------------------

The Company is engaged in no other legal proceedings at this time. The Company does not foresee any involvement in legal proceedings in the future.

Item 2. Changes in Securities and Use of Proceeds.

The Company raised $30,000 through its convertible debenture program. All parties converted and as such 1,014,815 shares were issued through this program.

Item 3. Defaults Upon Senior Securities.

The Company has no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

There has not been a matter voted upon by Security Holders during the quarterly period ended September 30, 2001.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The Company has no Exhibits to be filled as part of this quarterly report. No Form 8-K reports have been filed by the Company during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Pacific Sands, Inc.
                                            -------------------
                                               (Registrant)




Date: November 20, 2001                       /s/ Stanley Paulus
                                            -------------------------
                                            Stanley Paulus, President



Date: November 20, 2001                        /s/ Rita Paulus
                                            -------------------------
                                            Rita Paulus, Treasurer