Form 10QSB/A
period 2001-09-30
PACIFIC SANDS INC
filed 2001-11-21
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                (Amendment No 1)


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

               LIQUIDITY AND CAPITAL RESOURCES


               On September 30, 2001 the company had cash of approximately $7,000. The principle source of liquidity was sales of common stock for net proceeds of $30,000.


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

Item 2. Changes in Securities and Use of Proceeds.


The Company raised $30,000 through its convertible debenture program. All parties converted and as such 414,815 shares were issued through this program.


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