Form 10QSB
period 2001-12-31
PACIFIC SANDS INC
filed 2002-02-25
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


                    (Address of principal executive offices)

                                 (559) 325-7023
                                 --------------
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes    X             No
                                                ----

As of December 31, 2001, the Company had 18,569,509 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  No X
                                                                   ---

PART I FINANCIAL INFORMATION

         Item 1. Financial Statements

               Condensed Balance Sheet at December 31, 2001 (unaudited)

               Condensed Statements of Operations for the Quarter Ended
                  December 31, 2001 and 2000 (unaudited)

               Condensed Statements of Cash Flows for the Quarter Ended
                  December 31, 2001 and 2000 (unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

Pacific Sands, Inc.
Unaudited Balance Sheet
December 31, 2001


CURRENT ASSETS                            12/31/2001          9/30/2001
                                          ----------         ----------
 CASH                                         12,272              6,673
 ACCTS RECEIVABLE                             83,491              1,363
 INVENTORY                                     7,518             68,665
 OTHERS ASSETS                                   551                637
                                          ----------         ----------

                                             103,832             77,338

PROPERTY& EQUIPMENT                            5,173              5,833
                                          ----------         ----------

TOTAL ASSETS                                 109,005             83,171
                                          ----------         ----------

CURRENT LIABILITIES

 ACCOUNTS PAYABLE                             48,162             50,074
 ACCRUED EXPENSES                            155,553            105,540
 NOTES PAYABLE-P CONSTRN                      52,291             47,791
                                          ----------         ----------
                                             256,006            203,405
                                          ----------         ----------

STOCKHOLDERS EQUITY

 COMMON STOCK                                 18,643             18,325
 ADDITIONAL PAID IN CAPITAL                1,966,467          1,936,118
 DEFICIT                                  (2,091,922)        (2,034,488)
TREASURY STOCK AT COST                       (40,189)           (40,189)
                                          ----------         ----------

TOTAL EQUITY                                (147,001)          (120,234)
                                          ----------         ----------

TOTAL LIABILITIES & EQUITY                   109,005             83,171
                                          ----------         ----------


Pacific Sands, Inc.
Condensed Statement of Operation - Unaudited
December 31, 2001


                                     Three Months Ended December 31   Six Months Ended December 31
                                          2001            2000            2001             2000
                                       ----------      ----------      ----------      ----------
Net Sales                                  88,416           7,601          95,758          13,460

Cost of Goods Sold                         65,578           1,672          66,794           4,530
                                       ----------      ----------      ----------      ----------

Gross profit                               22,838           5,929          28,964           8,930

Selling, general & adm exp                 73,316          38,994         113,546         117,500
                                       ----------      ----------      ----------      ----------

Loss from operation                       (50,478)        (33,065)        (84,582)       (108,570)

Interest Expense                           (7,667)           --           (22,667)        (50,667)

Other Income                                  711            --               711            --
                                       ----------      ----------      ----------      ----------

Net Loss for the Period              $    (57,434)   $    (33,065)   $   (106,538)   $   (159,237)
                                       ----------      ----------      ----------      ----------

Basis & diluted net loss per share   $     (0.003)   $     (0.002)   $     (0.006)   $     (0.009)
                                       ----------      ----------      ----------      ----------
Basis & diluted weighted average
  shares                               18,128,274      18,437,243      18,128,274      18,437,243
                                       ----------      ----------      ----------      ----------


Pacific Sands, Inc.
INCOME STATEMENT
December 31, 2001
                                           For Six Months       For Three Month      For  Three Months
                                            Dec. 31,2001        Sept. 30, 2001       Oct to Dec 31, 01
                                            -----------         --------------       -----------------
Revenue                                          95,758                 7,342                88,416

Cost of Sales                                    66,794                 1,216                65,578
                                            -----------           -----------           -----------

Gross Profit                                     28,964                 6,126                22,838

Gen & Adm Expenses                              113,546                40,230                73,316
                                            -----------           -----------           -----------

Net Loss from Operation                         (84,582)              (34,104)              (50,478)

Other Income                                        711                     -                   711
                                            -----------           -----------           -----------

Net Loss after Other Income                     (83,871)              (34,104)              (49,767)

Interest expense                                 22,667                15,000                 7,667
                                            -----------           -----------           -----------

Net Loss for the Period                        (106,538)              (49,104)              (57,434)

Deficit Beginning of Period                  (1,985,384)           (1,985,384)           (1,985,384)
                                            -----------           -----------           -----------

Deficit December 31, 2001                    (2,091,922)           (2,034,488)           (2,042,818)
                                            -----------           -----------           -----------

Basic & Diluted Net loss

  Per Share                                 $ (0.005877)          $ (0.002714)          $ (0.003168)
                                            -----------           -----------           -----------


Basic & Diluted Weighted

  Average Shares                             18,128,274            18,094,941            18,128,274
                                            -----------           -----------           -----------



Pacific Sands, Inc.
CASH FLOW
December 31, 2001


                                                 Three Months Ended Dec 31        Six Months Ended Dec 31
                                                 2001        Restated 2000        2001       Restated 2000
                                                -------      -------------       -------     -------------
Cash flow from operating activities:

  Net Loss                                      (57,434)         (33,065)     (106,538)        (159,237)

Adjustments to reconcile net loss
  to net cash used by operating
  activities:
       Depreciation                                 660              390           921              744
       Common shares issued for services                               -                              -
       Embeded interest expense                   7,667                         22,667           50,667
       Changes in asset & Liabilities
          Accounts receivable                   (82,128)                       (83,491)
          Inventory                              61,147          (11,786)       61,147          (90,392)
          Other assets                               86            1,677            96              155
          Accounts payable                       (1,912)          18,526           106           35,863
          Notes payable                           4,500                          9,500
          Accrued expenses                       50,013              529        35,470            1,615
                                                -------          -------       -------         --------

Net cash used by operating activities           (17,401)         (23,729)      (60,122)        (160,585)
                                                -------          -------       -------         --------

Cash from investing activities
       Purchases of property & equipment              -                -             -           (3,114)
                                                -------          -------       -------         --------
Cash flow from financing activities
      Issuance of common stock for cash          23,000                         68,000          152,000
      Proceeds from debenture                         -          211,000             -                -
                                                -------          -------       -------         --------
Net cash from financing actvities                23,000          211,000        68,000          152,000
                                                -------          -------       -------         --------
Net increase (decrease) in cash                   5,599          187,271         7,878          (11,699)
                                                -------          -------       -------         --------
Cash, Beginning of period                         6,673           78,862         4,394           16,588

Cash, end of period                              12,272          266,133        12,272            4,889
                                                -------          -------       -------         --------

Supplemetal disclosure of cash flow
  information for cash paid for:

     Interest                                         -                -             -                -
                                                -------          -------       -------         --------
     Taxes                                      $   800          $   800       $   800         $    800
                                                -------          -------       -------         --------

Pacific Sands, Inc.
Notes to Condensed Financial Statements - Unaudited
December 31, 2001



Note A -       Basis of presentation

               The accompanying unaudited financial statements of Pacific Sands, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they may not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results for any future period. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company reported a net loss of approximately $57,434 or $0.003 per share for the second quarter of fiscal year 2002. This compare with the loss of approximately $33,065 or $0.01 for the second quarter of fiscal year 2001.

LIQUIDITY & CAPITAL RESOURCES

On December 31, 2001, the company has a cash of approximately $12,272. The principal source of liquidity was from sale of comon stock for the net proceed of $68,000 that occurred during the first and second quarter ending December 31, 2001.


The company raised  a total of $264,500 to date...
....Thus, the company has issued 3,586,356 shares as a result of this debenture program.

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

                                                         PACIFIC SANDS, INC.

                                                    By:  /s/ Stan Paulus
                                                         -----------------
                                                         Stan Paulus
                                                         Chief Executive Officer
      Dated: February 22, 2002