Form 10QSB
period 2002-03-31
PACIFIC SANDS INC
filed 2002-05-17
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

As of March 31, 2002, the Company had 18,569,509 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                           Yes                  No     X
                                               -------             -------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheet at March 31, 2002 (unaudited)

     Condensed Statements of Operations for the Quarter Ended
              March 31, 2002 and 2001 (unaudited)

     Condensed Statements of Cash Flows for the Quarter Ended
              March 31, 2002 and 2001 (unaudited)

     Notes to Condensed Financial Statements (unaudited)

Pacific Sands, Inc.
Unaudited Balance Sheet
March 31, 2002


CURRENT ASSETS                                     3/31/2002          3/31/2001
                                                 -----------        -----------

 CASH                                                    971             12,812
 ACCTS RECEIVABLE                                    176,697             25,165
 INVENTORY                                             1,268             98,939
 OTHERS ASSETS                                           365               --
                                                 -----------        -----------

                                                     179,301            136,916

PROPERTY& EQUIPMENT                                    4,713              5,741
                                                 -----------        -----------

TOTAL ASSETS                                     $   184,014            142,657
                                                 -----------        -----------


CURRENT LIABILITIES

 ACCOUNTS PAYABLE                                     49,920             62,143
 ACCRUED EXPENSES                                    186,936             39,477
 NOTES PAYABLE-P CONSTRN                              52,291              7,000
                                                 -----------        -----------

                                                     289,147            108,620
                                                 -----------        -----------

STOCKHOLDERS EQUITY

 COMMON STOCK                                         18,834             20,305
 ADDITIONAL PAID IN CAPITAL                        1,979,610          2,039,244
 DEFICIT                                          (2,063,388)        (1,787,998)
TREASURY STOCK AT COST                               (40,189)          (237,514)
                                                 -----------        -----------

TOTAL EQUITY                                        (105,133)            34,037
                                                 -----------        -----------


TOTAL LIABILITIES & EQUITY                       $   184,014        $   142,657
                                                 -----------        -----------



Pacific Sands, Inc.
Condensed Statement of Operation - Unaudited
March 31, 2002

                                      Three Months Ended March 31      Nine Months Ended March 31
                                     ----------------------------    -----------------------------
                                          2002           2001            2002            2001
                                     ------------    ------------    ------------    ------------
Net Sales                                 168,540           7,237         264,298          20,697

Cost of Goods Sold                         14,347           2,175          81,141           6,705

Gross Profit                              154,193           5,062         183,157          13,992

Selling, general & admn exp               122,326          43,114         235,872         165,197
                                     ------------    ------------    ------------    ------------
Loss from operation                        31,867         (38,052)        (52,715)       (151,205)

Interest Expense                           (3,333)           --           (26,000)        (50,667)

Other Income                                 --              --               711            --
                                     ------------    ------------    ------------    ------------

Net Income (Loss) for the Period     $     28,534    $    (38,052)   $    (78,004)   $   (201,872)
                                     ------------    ------------    ------------    ------------
Basic & diluted net loss per share   $      0.002    $     (0.002)   $     (0.004)   $     (0.011)
                                     ------------    ------------    ------------    ------------

Basic & diluted weighted
   average shares                      18,264,153      18,451,711      18,264,153      18,451,711


DEFICIT - JUNE 30, 2001                                               (1,985,384.00)
                                                                      --------------

DEFICIT - MARCH 31, 2002                                              (2,063,388.00)
                                                                      --------------





Pacific Sands, Inc.
Cash Flow
March 31, 2002

                                              Three Months Ended       Nine Months Ended
                                                   March 31                 March 31
                                           ----------------------    ----------------------
                                             2002         2001         2002          2001
                                           ---------    ---------    ---------    ---------
Cash flow from operating activities:

Net Loss                                      25,834      (38,052)     (78,004)    (201,872)

Adjustments to reconcile net loss to net cash used by operating activities:

     Depreciation                                460          297        1,381        1,041
     Capital Asset Traded for Services          --          1,154         --          1,154
     Common shares issued for services          --           --           --           --
     Embeded interest expense                  3,333         --         26,000       50,667
     Changes in asset & Liabilities
     Accounts receivable                     (93,206)        --       (176,697)        --
     Inventory                                 6,250       (2,933)      67,397      (99,125)
     Other assets                                187         --            283          155
     Accounts payable                          1,758        1,496        1,863       37,358
     Notes payable                              --          7,000        9,500        7,000
     Accrued expenses                         31,383        8,961       66,853       20,960
                                           ---------    ---------    ---------    ---------
Net cash used by operating activities        (21,301)     (22,077)     (81,424)    (182,662)
                                           ---------    ---------    ---------    ---------
Cash from investing activities
     Purchases of property & equipment          --           --           --         (3,114)
                                           ---------    ---------    ---------    ---------
Cash flow from financing activities
     Issuance of common stock
     for cash                                 10,000       30,000       78,001      182,000
     Proceeds from debenture                    --           --           --           --
                                           ---------    ---------    ---------    ---------

Net cash from financing activities            10,000       30,000       78,001      182,000
                                           ---------    ---------    ---------    ---------
 Net increase (decrease) in cash             (11,301)       7,923       (3,423)      (3,776)

 Cash, Beginning of period                    12,272        4,889        4,394       16,588
                                           ---------    ---------    ---------    ---------
 Cash, End of period                             971       12,812          971       12,812
                                           ---------    ---------    ---------    ---------
Supplemental disclosure of cash flow
information for cash paid for:

     Interest                                   --           --           --           --
                                           ---------    ---------    ---------    ---------
     Taxes                                 $     800    $     800    $     800    $     800
                                           ---------    ---------    ---------    ---------



Pacific Sands, Inc.
Cash Flow
March 31, 2002

Pacific Sands, Inc.
Notes to Condensed Financial Statements - Unaudited
March 31, 2002



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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company reported a net loss of approximately $57,434 or $0.003 per share for the third quarter of fiscal year 2002. This compares with the loss of approximately $33,065 or $0.01 for the second quarter of fiscal year 2001.

LIQUIDITY & CAPITAL RESOURCES

On March 31, 2001, the company has a cash of approximately $971. The principal source of liquidity was from sale of common stock for the net proceed of $10,000 that occurred on February 1, 2001 plus collection of trade receivables.


As of February 2002, the company raised a total of $264,500 to date... ...Thus, the company has issued 3,776,831 shares as a result of this debenture program.

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

                                                PACIFIC SANDS, INC.

                                               By:  /s/ Stan Paulus
                                                        Stan Paulus
                                            Chief Executive Officer
      Dated: May 15, 2002