Form 10QSB/A
period 2002-03-31
PACIFIC SANDS INC
filed 2002-05-21
CIK 1069799

WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                  AMENDMENT #1
(Mark One)


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

                 Condensed Statements of Operations for the Quarter Ended
                   March 31, 2002 and 2001 (unaudited)

                 Condensed Statements of Cash Flows for the Quarter Ended
                   March 31, 2002 and 2001 (unaudited)

                 Notes to Condensed Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operation

Pacific Sands, Inc.
Balance Sheet -  Unaudited
March 31, 2002


CURRENT ASSETS                                     3/31/2002          3/31/2001
                                                 -----------        -----------
 Cash                                            $       971        $    12,812
 Accounts Receivable                                 176,697             25,165
 Inventory                                             1,268             98,939
 Others Assets                                           365               --
                                                 -----------        -----------
                                                     179,301            136,916

PROPERTY& EQUIPMENT                                    4,713              5,741
                                                 -----------        -----------
TOTAL ASSETS                                     $   184,014        $   142,657
                                                 ===========        ===========

CURRENT LIABILITIES

 Accounts Payable                                $    49,920        $    62,143
 Accrued Expenses                                    186,936             39,477
 Notes Payable-P Construction                         52,291              7,000
                                                 -----------        -----------
                                                     289,147            108,620
                                                 -----------        -----------
STOCKHOLDERS EQUITY

 Common Stock                                         18,834             20,305
 Additional Paid In Capital                        1,979,610          2,039,244
 Deficit                                          (2,063,388)        (1,787,998)
 Treasury Stock At Cost                              (40,189)          (237,514)
                                                 -----------        -----------
TOTAL EQUITY                                        (105,133)            34,037
                                                 -----------        -----------

TOTAL LIABILITIES & EQUITY                       $   184,014        $   142,657
                                                 ===========        ===========



Pacific Sands, Inc.
Condensed Statement of Operation - Unaudited
March 31, 2002

                                         Three Months Ended                Nine Months Ended
                                              March 31                        March 31
                                     ----------------------------    ----------------------------
                                         2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
Net Sales                            $    168,540    $      7,237    $    264,298    $     20,697

Cost of Goods Sold                         14,347           2,175          81,141           6,705
                                     ------------    ------------    ------------    ------------
Gross Profit                              154,193           5,062         183,157          13,992

Selling, general & admn exp               122,326          43,114         235,872         165,197
                                     ------------    ------------    ------------    ------------
Loss from operation                        31,867         (38,052)        (52,715)       (151,205)

Interest Expense                           (3,333)           --           (26,000)        (50,667)

Other Income                                 --              --               711            --

Net Income (Loss) for the Period     $     28,534    $    (38,052)   $    (78,004)   $   (201,872)

Basic & diluted net loss per share   $      0.002    $     (0.002)   $     (0.004)   $     (0.011)
                                     ------------    ------------    ------------    ------------

Basic & diluted weighted               18,264,153      18,451,711      18,264,153      18,451,711
     average shares

DEFICIT - JUNE 30, 2001                         (1,985,384.00)
                                                --------------
DEFICIT - MARCH 31, 2002                        (2,063,388.00)
                                                --------------


Pacific Sands, Inc.
Cash Flow
March 31, 2002

                                             Three Months Ended        Nine Months Ended
                                                 March 31                  March 31
                                         ----------------------    ----------------------
                                            2002         2001         2002         2001
                                         ----------    --------    ----------   ---------
Cash flow from operating activities:


Net Income (Loss)                        $  28,534    $ (38,052)   $ (78,004)   $(201,872)


Adjustments to reconcile net loss to
net cash used by operating activities:

     Depreciation                              460          297        1,381        1,041
     Capital Asset Traded for Services        --          1,154         --          1,154
     Common shares issued for services        --           --           --           --
     Embeded interest expense                3,333         --         26,000       50,667
     Changes in asset & Liabilities
     Accounts receivable                   (93,206)        --       (176,697)        --
     Inventory                               6,250       (2,933       67,397      (99,125)
     Other assets                              187         --            283          155
     Accounts payable                        1,758        1,496        1,863       37,358
     Notes payable                            --          7,000        9,500        7,000
     Accrued expenses                       31,383        8,961       66,853       20,960
                                         ----------    --------    ----------   ---------
Net cash used by operating activities      (21,301)     (22,077)     (81,424)    (182,662)
                                         ----------    --------    ----------   ---------
Cash from investing activities


     Purchases of property & equipment        --           --           --         (3,114)
                                         ----------    --------    ----------   ---------
Cash flow from financing activities
     Issuance of common stock               10,000       30,000       78,001      182,000
           for cash
     Proceeds from debenture                  --           --           --           --
                                         ----------    --------    ----------   ---------
Net cash from financing activities          10,000       30,000       78,001      182,000
                                         ----------    --------    ----------   ---------
 Net increase (decrease) in cash           (11,301)       7,923       (3,423)      (3,776)

 Cash, Beginning of period                  12,272        4,889        4,394       16,588
                                         ----------    --------    ----------   ---------
 Cash, End of period                     $     971    $  12,812    $     971    $  12,812
                                         ==========    ========    ==========   =========
 Supplemental disclosure of cash flow
    information for cash paid for:

     Interest                                 --           --           --           --
                                         ----------    --------    ----------   ---------
     Taxes                               $     800    $     800    $     800    $     800
                                         ----------    --------    ----------   ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company reported a net income of approximately $28,534 or $0.002 per share for the third quarter of fiscal year 2002. This compares with the loss of approximately $38,052 or $0.02 for the second quarter of fiscal year 2001.

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

                                                  PACIFIC SANDS, INC.

                                                 By:  /s/ Stan Paulus
                                                    -----------------
                                                    Stan Paulus
                                                    Chief Executive Officer
      Dated: May 15, 2002