Form 10KSB
period 2002-06-30
PACIFIC SANDS INC
filed 2002-10-01
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended: June 30, 2002

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934




                               Pacific Sands, Inc.
                            ------------------------
                           (Exact name of registrant)




                  Nevada                                      88-0322882
          ----------------------                        -----------------------
         (State of Incorporation)                      (I.R.S. Employer Id. No.)




              601 W. Shaw Ave., #D, Clovis, CA                 93612
          --------------------------------------              --------
         (Address of principal executive offices)            (Zip Code)




Issuer's telephone number, including area code  (559) 325-7023
                                                --------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for fiscal year 2002: $ 43,768

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of September 1, 2002 the aggregate market value of common equity held by non-affiliates was $982,444.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 1, 2002 there were 19,648,873 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1. Description of the Business                                            3
Item 2. Description of Property                                                4
Item 3. Legal Proceedings                                                      4
Item 4. Submission of Matters to a Vote of Security Holders                    5

PART II

Item 5. Market for Common Equity and Related Stockholder Matters               5
Item 6. Management's Discussion and Plan of Operation                          8
Item 7. Financial Statements                                              F1-F12
Item 8. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure                                                   9

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 16(a) of the Exchange Act                     9
Item 10. Executive Compensation                                               10
Item 11. Security Ownership of Certain Beneficial Owners and Management       11
Item 12. Certain Relationships and Related Transactions                       11
Item 13. Exhibits and Reports on Form 8-K                                     11

Signatures                                                                    12

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

The Company does business as "Natural Water Technologies," and produces a nontoxic compound for eliminating itching, rashes, and scum lines for use in spas and cleaning products. The Company's target markets for these products include retail and industrial uses. Currently, the Company markets the retail spa products and is testing equipment for industrial use. The Company has also organized and will be beginning to provide other safe environmental products for cleaning and odor removal. In addition the Company is attempting to create safe environment products for emergency exiting of buildings and other structures.

Over the past year, due to outside countrywide political and financial factors, the Company has been forced to alter its focus on environmentally safe products. As industries are losing their focus on industrial environmental issues the Company has had to alter its focus on environmental safety products.

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

CURRENT POLITICAL AND FINANCIAL ENVIRONMENT

The Company is finding it difficult to work on environmental clean up products for industry during the current political and financial trend. As such the Company has been unable to find viable business in environmental clean up. The Company cannot predict the future trend regarding industrial clean up.

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

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2002.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter (trading commenced October 16, 1998);

   Quarter End                              High                       Low

December 31, 1998                           1.50                       0.250

March 31, 1999                              1.312                      0.250

June 30, 1999                               0.875                      0.080

September 30, 1999                          0.25                       0.10

December 31, 1999                           0.201                      0.038

March 31, 2000                              0.45                       0.034

June 30, 2000                               0.260                      0.031

September 30, 2000                          0.240                      0.101

December 31, 2000                           0.165                      0.030

March 31, 2001                              0.187                      0.030

June 30, 2001                               0.220                      0.090

September 30, 2001                          0.160                      0.060

December 31, 2001                           0.190                      0.060

March 31, 2002                              0.150                      0.070

June 30, 2002                               0.120                      0.050

As of June 30, 2002 there were approximately 65 Holders.

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

In August 2000, the Company raised additional money through the same vehicle of a convertible debenture program as note above. Such program allowed the option of full repayment plus 8% per annum at August 2001, or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion

On February 23, 2001 the Company issued 50,000 shares of restricted stock to Khachig Hovanessian for graphic arts services in connection with an internet site.

During January and February 2001 the Company caused to be returned to treasury 1,250,000 shares of common stock which were issued in exchange for services to Wade Hanson, Aileen Pitts, Lori Chittenden and Noel Moya, and 800,000 shares of common stock in exchange for a license agreement with Hurriclean Corp. which were issued in fiscal 2000.

At January 25, 2001, the Company issued to Stan Paulus a note for prior services in the amount of $26,250.00. In exchange, Mr. Paulus returned to treasury 700,000 shares of stock that had been issued to him for these services. On January 25, 2001, the Company issued to Rita Paulus a note for prior services in the amount of $9,375.00. In exchange, Mrs. Paulus returned to treasury 250,000 shares of stock that had been issued to her for these services. The notes were issues at 10% per annum payable on a monthly installment of $1,187.66. During the 2001 fiscal year, 958,333.25 shares were put up by Mr. Stan Paulus as collateral on behalf of the Company. These shares 658,333.25 were transferred to a third party owner at July 16, 2001.To date all payments on these notes have been deferred to a date when the Company has the resources to make said payments or the authorized shares are increased.

On June 6, 2002 the capital stock was increased from 20,000,000 shares to 50,000,000 shares.

Additionally, throughout the 2002 fiscal year the Company raised additional money through the same vehicle of a convertible debenture program as noted above. Such program allowed the option of full repayment plus 8% per annum at August 2002, or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. The Company has raised a total of $436,513.00 to date through this convertible debenture vehicle. To date, all those who have participated in the convertible debenture program have elected to convert their debenture amount into shares of the Company. Thus, the Company has issued 2,002,114 shares in fiscal year 2000, 2,688,477 shares in fiscal year 2001 and 2,009,465 shares in fiscal year 2002, as a result of this debenture program.


Item 6. Management's Discussion and Plan of Operation.

At this time, the Company has no material commitments for any significant capital expenditures.

The Company's market for the retail spa products has increased by One Hundred percent during the fiscal year 2002. The Company has also organized and will be beginning to provide other safe environmental products for cleaning and odor removal. In addition the Company is attempting to create safe environment products for emergency exiting of buildings and other structures.

Management is considering alternatives for securing adequate financing for this future operational plan.

Management will continue in its attempts to increase revenues through increased retail sales of the Company's spa products and increasing marketing potential of the products. However, there can be no assurance that management will be as successful in the future as they have been this last fiscal year.

At this time, the Company does not foresee any substantial future cash flow problems.

At this time, the Company does not foresee the need for significant changes in the number of employees.

Item 7. Financial Statements.

See F-1 through F-12 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                                Age                Title
----                                ---                -----
Stanley Paulus                      55                 Chairman of the Board
Rita Paulus                         53                 Director

All directors have indefinite terms of office.

Stanley Paulus became a director on February 4, 1998. Rita Paulus became a director on November 2, 1998.


Officers of the Company:

Name                                Age                       Title
----                                ---                       -----
Stanley Paulus                      55                        President
Rita Paulua                         53                        Treasurer
Stanley Paulus                      55                        Secretary


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


Compliance with Section 16(a) of the Exchange Act:

During the past fiscal year, and any prior year required, Stanley Paulus failed to timely file reports required by Section 16 (a) of the Exchange Act.

Item 10. Executive Compensation.



Summary Compensation Table

                                                        Long-Term Compensation
                  Annual Compensation           Awards                     Payouts
(a)           (b)     (c)     (d)           (e)            (f)         (g)       (h)          (i)
Name                                       Other        Restricted                         All
and                                        Annual         Stock       Options/   LTIP       Other
Principal             Salary    Bonus   Compensation     Award(s)      SARs    Payouts  Compensation
Position      Year      ($)      ($)         ($)           ($)         (#)        ($)        ($)
--------      ----       ---     ---         ---            --         ----      ----        ---
Stanley Paulus 2002     $22,750  -0-         -0-            -0-         -0-       -0-        -0-
President      2001     $ 4,500  -0-         -0-            -0-         -0-       -0-        -0-
               2000     $72,000 $91,500      -0-            -0-         -0-       -0-        -0-
               1999     $48,000  -0-         -0-            -0-         -0-       -0-        -0-

Rita Paulus    2002     $ 8,187  -0-         -0-            -0-         -0-       -0-        -0-
Treaurer       2001     $ 6,000  -0-         -0-            -0-         -0-       -0-        -0-
               2000     $30,000 $31,000      -0-            -0-         -0-       -0-        -0-
               1999     $30,000  -0-         -0-            -0-         -0-       -0-        -0-

Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of                         Amount of              Percent of
Beneficial Owner                            Beneficial Ownership   Class
-------------------                         --------------------   -----------

Stanley Paulus                              2,166,667              11.03%
601 W. Shaw
Clovis, CA 93615


Rita Paulus                                 200,000                less than 1%
601 W. Shaw
Clovis, CA 93615


All Directors, Nominees and Executive       2,366,667              12.0%
Officers as a Group (2 persons)

David Anderson                              1,200,000              6.1%
1604 Solono Ave.
Berkeley, CA 94707



Item 12. Certain Relationships and Related Transactions.

Not applicable at this time.



Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) Pacific Sands, Inc.

By  /s/ Stanley Paulus
     Stanley Paulus, President, Chairman of the Board

Date: September 30, 2002



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Rita Paulus
        Rita Paulus, Treasurer, Director

Date: September 30, 2002



By: /s/ Stanley Paulus
        Stanley Paulus, Secretary

Date: September 30, 2002

================================================================================
                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
================================================================================


                              Financial Statements
               For the Fiscal Years Ending June 30, 2002 and 2001

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDING JUNE 30, 2002



                                TABLE OF CONTENTS



         Independent Auditors' Report..................................1


         FINANCIAL STATEMENTS

         Balance Sheet.................................................2

         Statement of Stockholders' Equity.............................3

         Statement of Operations.......................................4

         Statement of Cash Flows.......................................5

         Notes to Financial Statements..............................6-10

                          ALEX D. DOMANTAY & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------




                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have audited the accompanying balance sheet of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2002, and the related statements of income and retained earnings, stockholders' equity and cash flows for the fiscal year ending June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2002 , and the results of its operations and its cash flows for the fiscal year ending June 30, 2002, in conformity with generally accepted accounting principles.

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



Los Angeles, California                        /s/ Alex D. Domantay & Associates
September 26, 2002







                                     F - 1


             2750 Medlow Avenue, Los Angeles, California 90065-4619
   Tel. No. (323) 982-9062 o email: addacpas@aol.com o Fax No. (323) 982-9036
                                    ----------------

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                           June 30, 2002    June 30, 2001
                                           -------------    -------------
ASSETS
------
Current Assets

     Cash                                    $     8,889    $     4,394
     Accounts receivable                         180,720            282
     Inventory                                     9,846         68,665
     Other current assets                           --              365
                                             -----------    -----------

         Total Current Assets                    199,455         73,706

Property and Equipment - net                       4,252          6,094
                                             -----------    -----------
Total Assets                                 $   203,707    $    79,800
                                             ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Current Liabilities

     Accounts payable                        $    47,166    $    48,057
     Other liabilities                           231,335        162,873
                                             -----------    -----------
         Total Current Liabilities               278,501        210,930

Commitments and Contingencies                       --             --
                                             ===========    ===========

 Stockholders' Equity

     Common stock                                 19,648         17,639
     Additional paid-in capital                2,032,128      1,876,804
     Treasury stock, at cost                     (40,189)       (40,189)
     Deficit                                  (2,086,381)    (1,985,385)
                                             -----------    -----------
                                                 (74,794)      (131,131)
                                             -----------    -----------

Total Liabilities and Stockholders' Equity   $   203,707    $    79,800
                                             ===========    ===========


                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.




                                                      PACIFIC SANDS, INC.
                                                 DBA NATURAL WATER TECHNOLOGIES
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                                         JUNE 30, 2002


                                            Common       Additional     Treasury     Treasury                        Retained
                          Number of          Stock          Paid         Stocks      Stocks      Stockholders'       Earning/
                           Shares        At Par Value    In Capital      Shares      Amount          Equity          (Deficit)
                         -----------     ------------   -----------     --------    ---------    -------------     ---------------

Balance - June 30, 2001   17,639,408       $  17,639    $1,876,804      (320,523)   $ (40,189)    $  (131,130)      $ (1,985,384)


Returned to treasury               -               -             -            -             -               -                  -


Conversion of debentures   2,009,465           2,009       115,991            -              -         118,000                 -


Discount on conversions            -              -         39,333            -              -          39,333                 -


Net loss                           -              -              -            -              -        (100,997)          (100,997)
                         -----------     ------------   -----------     --------    ---------    -------------     ---------------
Balance - June 30, 2002   19,648,873       $  19,648    $2,032,128      (320,523)   $  (40,189)   $    (74,794)     $  (2,086,381)
                         -----------     ------------   -----------     --------    ---------    -------------     ---------------



                                         The accompanying Notes to Financial Statements
                                           are an integral part of these statements.



                                                            F - 3

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                June 30, 2002   June 30,2001
                                                ------------    ------------
Net Sales                                       $    280,326    $     28,626

Cost of sales                                         76,660          26,848
                                                ------------    ------------
         Gross Profit                                203,666           1,778

Selling, General, and Administrative Expenses        266,041         290,285
                                                ------------    ------------
         Loss from Operations                        (62,375)       (288,507)

Other Income                                             711            --

Interest Expenses                                    (39,333)         85,812
                                                ------------    ------------
         Net Loss                               $   (100,997)   $   (374,319)
                                                ============    ============

Basic and Diluted Net Loss Per Share            $     (0.005)   $     (0.020)
                                                ============    ============
Basic and Diluted Weighted Average Shares         18,420,810      18,500,384
                                                ============    ============






                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.


                                      PACIFIC SANDS, INC.
                                 DBA NATURAL WATER TECHNOLOGIES
                                    STATEMENT OF CASH FLOWS
                            FOR THE FISCAL YEAR ENDING JUNE 30, 2002

Cash Flows From Operating Activities

     Net loss for the year                                                          $(100,997)

     Adjustments to reconcile net loss to net cash provided by operating activities

         Depreciation                                            $   1,843
         Beneficial conversion features on common stocks            39,333

         Changes in asset and liabilities

               Accounts receivable                                (180,439)
               Inventories                                          58,819
               Other current assets                                    365
               Accounts payable                                       (892)
               Other current liabilities                            68,462            (12,508)
                                                                 ---------          ---------
         Net Cash Flows Used By Operating Activities                                 (113,505)
                                                                                    ---------

Cash Flows Used In Investing Activities

     Purchases of property and equipment                                                 --

Cash Flows From Financing Activities

     Issuance of common stocks                                                        118,000
                                                                                    ---------
Net Increase (Decrease) in Cash                                                         4,495

Cash - Beginning of the Year                                                            4,394
                                                                                    ---------
Cash - End of the Year                                                              $   8,889
                                                                                    =========
Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                                   $    --
                                                                                    =========
         Income taxes                                                               $     800
                                                                                    =========
     Non-cash Investing and Financing Activities

         Stock issued for services                                                  $    --
                                                                                    =========
         Debenture discount deducted as interest                                    $  39,333
                                                                                    =========


                         The accompanying Notes to Financial Statements
                           are an integral part of these statements.





                                            F - 5

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations
     -------------------------------------
     Pacific Sands, Inc. doing business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994 with an original authorized capital stock of 25,000 shares of $0.001 par value which was increased to 20,000,000 shares in 1977 with the same par value. On May 6, 2002, the capital stock was increased to 50,000,000 shares.

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

     Advertising and Promotional Costs
     ---------------------------------
     Advertising and promotion costs are expensed as incurred. During fiscal 2002 and 2001, advertising and promotion costs totaled $1,755 and $7,836 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2. INVENTORY


                                            June 30, 2002     June 30,2001
                                            -------------     ------------
            Raw materials and supplies         $    9,846      $     9,888

            Work in process                             -           58,777
                                            -------------     ------------
                                               $    9,846      $    68,665
                                            =============     ============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 3. PROPERTY AND EQUIPMENT

                                        June 30,2002          June 30, 2001
                                       -------------          -------------
            Office equipment              $   15,024              $  15,024

            Accumulated depreciation          10,772                  8,930
                                       -------------          -------------
                                           $   4,252              $   6,094
                                       =============          =============
NOTE 4.   COMMON STOCK

     For the current fiscal year, the Company issued an 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures") at $118,000 face value maturing on September 16, 2001. The Debentures are immediately convertible into the Company's common stock at 75% of the closing bid price of the Company's common stock as reported on the National Association of Securities Dealers Electronic Bulletin Board. The $39,333 intrinsic value of the beneficial conversion feature is included in interest expense and additional paid-in capital in the accompanying financial statements. During fiscal year 2002, the Debentures were converted into 2,009,456 shares of the Company's common stock at prices ranging between $0.045 and $0.075 per share.


NOTE 5.   BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                        Period Ended June 30
                                                   -----------------------------
                                                       2002              2001
                                                   ------------    -------------
     Basic and diluted loss per share:
     Numerator:
     Net loss                                      $   (100,997)   $   (374,319)
                                                   ------------    -------------
     Denominator:

     Basic and diluted weighted average number of          --              --
     common shares outstanding during the period

                                                   $ 18,420,810    $ 18,500,384
                                                   ------------    -------------

     Basic and diluted loss per share:             $     (0.005)   $     (0.020)
                                                   ============    ============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 6.   INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

     At June 30, 2002, the Company has a net operating loss carry forward for federal tax purposes of $2,086,282. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at June 30, 2002 was approximately $688,000.


NOTE 7.      RELATED PARTY TRANSACTIONS

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

     Glenn Dunning, Secretary, serves under a one-year employment contract effective April 1, 2000 at compensation of $2,000 per month. In addition, Mr. Dunning shall be paid 200,000 shares of the Company stock, 50,000 upon signing and 50,000 every 90 days. The agreement provides for automatic two year renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends. The employment agreement was terminated in September 2001.


NOTE 8.      GOING CONCERN

     The accompanying financial statements have been assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2002, the Company had incurred cumulative losses of $2,086,282. The Company's

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 8.      GOING CONCERN (Continued)

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


NOTE 9.      CONTINGENCIES

     The Company is involved in a lawsuit from a supplier for withholding a payment. This matter concerns a remaining balance due to the supplier in the amount of $13,678 representing approximately 25% of the total to be paid due to what the Company believe are deficiencies in the work performed by the supplier. To date, the parties entered a settlement agreement, wherein the supplier would do the needed repairs to their work and at such time as repairs are completed the Company agrees to make payments. Should the agreed settlement be unsuccessful, the parties have agreed to use arbitration to settle any further disagreements.

     No provision was made with regard to the legal case.

     Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25,2001 and January 17,2002 is being contested for compliance requirements. Management believes the collectibility of this account although it has been past due for over 120 days. A provision for bad debts of $63,750 was provided todate.