Form 10QSB
period 2002-09-30
PACIFIC SANDS INC
filed 2002-11-15
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                          PART I FINANCIAL INFORMATION




PACIFIC SANDS, INC.
Unaudited Balance Sheet
September 30, 2002



 CURRENT ASSETS                                   9/30/2002           9/30/2001
                                                 -----------        -----------
 CASH                                                 15,486              6,673

 ACCTS RECEIVABLE                                    179,988              1,363

 INVENTORY                                             5,202             68,665


 OTHERS ASSETS                                          --                  637
                                                 -----------        -----------
                                                     200,675             77,338

PROPERTY& EQUIPMENT                                  153,792              5,833



DISTRIBUTION RIGHTS                                   40,000               --
                                                 -----------        -----------

TOTAL ASSETS                                     $   394,467        $    83,171
                                                 ===========        ===========


CURRENT LIABILITIES

 ACCOUNTS PAYABLE                                     59,091             50,074

 ACCRUED EXPENSES                                    245,457            153,331



 NOTES PAYABLE-DEBENTURES                             20,000               --
                                                 -----------        -----------
                                                     324,548            203,405
                                                 -----------        -----------


STOCKHOLDERS EQUITY

 COMMON STOCK                                         27,799             18,325

 ADDITIONAL PAID IN CAPITAL                        2,315,303          1,936,118


 DEFICIT                                          (2,267,669)        (2,034,488)

TREASURY STOCK AT COST                                (5,514)           (40,189)
                                                 -----------        -----------
TOTAL EQUITY                                          69,919           (120,234)
                                                 -----------        -----------
TOTAL LIABILITIES & EQUITY                       $   394,467        $    83,171
                                                 ===========        ===========


================================================================================

PACIFIC SANDS, INC.
Condensed Statement of Operation - Unaudited
September 30, 2002



                                                    Three Months Ended Sept 30
                                                     2002              2001
                                                 ------------      ------------
Net Sales                                        $     19,641      $      7,342


Cost of Goods Sold                                      7,856             1,216
                                                 ------------      ------------

Gross profit                                           11,784             6,126


Selling, general & adm exp                            193,072            40,230
                                                 ------------      ------------

Loss from operation                                  (181,288)          (34,104)


Interest Expense                                         --             (15,000)



Other Income                                             --                --
                                                 ------------      ------------

Net Loss for the Period                          $   (181,288)     $    (49,104)

Deficit Beginning of Period                        (2,086,381)       (1,985,384)
                                                 ------------      ------------
Deficit End of Period                              (2,267,669)       (2,034,488)


Basis & diluted net loss per share               $  (0.009226)     $  (0.002714)
                                                 ------------      ------------
Basis & diluted weighted average
  shares                                           19,648,873        18,094,941
                                                 ------------      ------------


================================================================================

PACIFIC SANDS, INC.
Cash Flow
September 30, 2002

                                                      Three Months Ended Sept 30
                                                        2002            2001
                                                      ---------      ---------
Cash flow from operating activities:

Net Loss                                               $(181,288)     $ (49,104)

Adjustments to reconcile net loss
 to net cash used by operating activities:

     Depreciation                                            460            261

     Capital Assets Traded for Services                     --

     Common shares issued for services, etc              326,000           --

     Embedded interest expense                              --             --
     Changes in asset & Liabilities

            Accounts receivable                              732         (1,363)

            Inventory                                      4,644           --

            Other assets                                 (40,000)            11

            Accounts payable                              11,925          2,017

            Notes payable                                 20,000          5,000

            Accrued expenses                              14,123        (14,543)
                                                       ---------      ---------

Net cash used by operating activities                    156,597        (57,721)
                                                       ---------      ---------
Cash from investing activities


     Purchases of property & equipment                  (150,000)          --
                                                       ---------      ---------


Cash flow from financing activities                         --


    Issuance of common stock for cash                       --           60,000
                                                       ---------      ---------


Net cash from financing activities                          --           60,000
                                                       ---------      ---------

Net increase (decrease) in cash                            6,597          2,279


Cash, Beginning of period                                  8,889          4,394
                                                       ---------      ---------
Cash, end of period                                    $  15,486      $   6,673
                                                       =========      =========
Supplemental disclosure of cash flow
 information for cash paid for:



   Interest                                                 --             --
                                                       ---------      ---------

   Taxes                                               $     800      $     800
                                                       ---------      ---------

================================================================================

PACIFIC SANDS, INC.
Notes to Condensed Financial Statements - Unaudited
September 30, 2002


Note A - Basis of presentation

               The accompany unaudited financial statements of Pacific Sands, Inc. (the "Company') have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they may not include all of the information required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months may not necessarily indicative of the results for any future period. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2002.

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



ITEM 2 MGT DISCCUSSION

The company reported a net loss of approximately $181,268 or $0.009 per share for the first quarter of fiscal year 2003. This compare with the net loss of approximately$49104 or $0.003 for the first quarter of fiscal year 2002.

LIQUIDITY & CAPITAL RESOURCES

On September 30, 2002, the company has a cash of approximately $15,486. The principal source of liquidity was from sale of debenture notes of 20,000 that occurred on August and September 2002 plus collection of trade receivables.

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



Dated: November 14, 2002