Form 10QSB
period 2002-12-31
PACIFIC SANDS INC
filed 2003-02-18
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-29483


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

                            601 W. Shaw Ave., Suite D
                                Clovis, CA 93612
                    (Address of principal executive offices)

                                 (559) 325-7023
                           ---------------------------
                           (Issuer's telephone number)


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

As of December 31, 2002, the Company had 26,698,373 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                           Yes                  No     X
                                               -------             -------

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

               Condensed Balance Sheet at December 31, 2002 (unaudited)

               Condensed Statements of Operations for the Quarter Ended December 31, 2002 and 2001 (unaudited)

               Condensed Statements of Cash Flows for the Quarter Ended December 31, 2002 and 2001 (unaudited)

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


                              Financial Statements
              For the Six Months Ending December 31, 2002 and 2001

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDING DECEMBER 31, 2002



                                TABLE OF CONTENTS



         Independent Auditors' Report.....................................1


         FINANCIAL STATEMENTS

         Balance Sheet....................................................2

         Statement of Stockholders' Equity................................3

         Statement of Operations..........................................4

         Statement of Cash Flows..........................................5

         Notes to Financial Statements.................................6-10

                          ALEX D. DOMANTAY & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------






                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have reviewed the accompanying balance sheets of Pacific Sands, Inc. as of December 31, 2002 and 2001, and the related statements of income and retained earnings, and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Pacific Sands, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                              /s/  ALEX D. DOMANTAY & ASSOCIATES

Los Angeles, California
February 7, 2003













             2750 Medlow Avenue, Los Angeles, California 90065-4619
   Tel. No. (323) 982-9062 o email: addacpas@aol.com o Fax No. (323) 982-9036
                                ----------------

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                    December 31,    December 31,
                                                        2002            2001
                                                   -------------    ------------

ASSETS
------

Current Assets

     Cash                                           $     9,611     $    12,272
     Accounts receivable                                179,780          83,491
     Inventory                                          152,867           7,518
     Other current assets                                  --               551
                                                   -------------    ------------

         Total Current Assets                           342,258         103,832

Property and Equipment - net                              3,332           5,173

Distribution Rights                                      40,000            --
                                                   -------------    ------------

Total Assets                                        $   385,590     $   109,005
                                                   =============    ============

 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------

Current Liabilities

     Accounts payable                               $    61,275     $    48,162
     Other liabilities                                  230,186         155,553
     Notes payable                                       15,000          52,291
                                                   -------------    ------------
         Total Current Liabilities                      306,461         256,006

Commitments and Contingencies                              --              --


 Stockholders' Equity

     Common stock                                        28,699          18,643
     Additional paid-in capital                       2,360,903       1,966,467
     Treasury stock, at cost                             (5,514)        (40,189)
     Deficit                                         (2,304,959)     (2,091,922)
                                                   -------------    ------------
                                                         79,129        (147,001)
                                                   -------------    ------------

Total Liabilities and Stockholders' Equity          $   385,590     $   109,005
                                                   =============    ============



         The accompanying Notes to Financial Statements are an integral part of these statements.





                                                         PACIFIC SANDS, INC.
                                                   DBA NATURAL WATER TECHNOLOGIES
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                          DECEMBER 31, 2002



                                                    Common        Additional    Treasury     Treasury                     Retained
                            Number of    Cost Per    Stock         Paid In        Stocks       Stocks    Stockholders'    Earning/
                              Shares      Share    At Par Value    Capital        Shares       Amount       Equity       (Deficit)
                          ------------ --------  ------------  -----------     ----------   ----------   ---------     ------------
Balance - June 30, 2002     19,648,873            $  19,649     $ 2,032,128      (320,523)   $ (40,189)   $ (74,793)    $(2,086,381)

For Professional Services    3,950,000     0.04       3,950         164,550          --           --        168,500            --

For Professional Services         --                   --           (34,675)      311,523       34,675         --              --

For Distribution Rights      1,000,000     0.04       1,000          39,000          --           --         40,000            --

For Technical &
   Environmental Books       3,750,000     0.04       3,750         146,250          --           --        150,000            --

For Office Expense &
   Supplies                    100,000     0.04         100           3,900          --           --          4,000            --

For Cash                       250,000     0.04         250           9,750          --           --         10,000            --

Net loss                          --       --           --              --            --           --       (218,578)      (218,578)
                           ------------           ---------     -----------     ----------   ----------   ---------     ------------
Balance - Dec. 31, 2002     28,698,873            $  28,699     $ 2,360,903        (9,000)   $  (5,514)   $  79,129     $(2,304,959)
                           ============           =========     ===========     ==========   ==========   =========     ============

          The accompanying Notes to Financial Statements are an integral part of these statements.


                                                                - 3 -



                                      PACIFIC SANDS, INC.
                                DBA NATURAL WATER TECHNOLOGIES
                                    STATEMENT OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                      December 31, 2002     December 31, 2001
                                                      -----------------     -----------------
Net Sales                                              $     33,055           $     95,758

Cost of sales                                                13,222                 66,794
                                                       -------------          -------------
         Gross Profit                                        19,833                 28,964

Selling, General, and Administrative Expenses               238,411                113,546
                                                       -------------          -------------
         Loss from Operations                              (218,578)               (84,582)

Other Income                                                   --                      711

Interest Expenses                                              --                  (22,667)
                                                       -------------          -------------
         Net Loss                                      $   (218,578)          $   (106,538)
                                                       =============          =============

Basic and Diluted Net Loss Per Share                   $      (0.01)          $      (0.01)
                                                       =============          =============

Basic and Diluted Weighted Average Shares                26,931,373             18,128,274
                                                       =============          =============









The accompanying Notes to Financial Statements are an integral part of these statements.








                                             - 4 -


                                   PACIFIC SANDS, INC.
                             DBA NATURAL WATER TECHNOLOGIES
                                 STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDING DECEMBER 31, 2002

Cash Flows From Operating Activities
     Net loss for the year                                                    $(218,578)
     Adjustments to reconcile net loss to net cash provided by
         operating activities
         Depreciation                                            $     920
         Common shares issued for services, properties, etc        372,500
         Changes in asset and liabilities
               Accounts receivable                                     941
               Inventories                                           6,978
               Other current assets                                (40,000)
               Accounts payable                                     14,109
               Notes payable                                        15,000
               Other current liabilities                            (1,148)     369,300
                                                                -----------   ---------


         Net Cash Flows Used By Operating Activities                            150,722

Cash Flows Used In Investing Activities

     Purchases of property and equipment                                       (150,000)

Cash Flows From Financing Activities

     Issuance of common stocks                                                     --
                                                                              ---------

Net Increase (Decrease) in Cash                                                     722

Cash - Beginning of the Year                                                      8,889
                                                                              ---------
Cash - End of the Year                                                        $   9,611
                                                                              =========
Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                             $    --
                                                                              =========

         Income taxes                                                         $    800
                                                                              =========

     Non-cash Investing and Financing Activities

         Stock issued for services                                            $ 375,000
                                                                              =========

         Debenture discount deducted as interest                              $    --
                                                                              =========

The accompanying Notes to Financial Statements are an integral part of these statements.


                                          - 5 -

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

     Advertising and Promotional Costs
     ---------------------------------

     Advertising and promotion costs are expensed as incurred. During the two quarter period in December 2002 and 2001, advertising and promotion costs totaled $1,127 and $1,295 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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


     NOTE 2. INVENTORY


                                        December 31, 2002     December 31, 2001
                                        -----------------     ----------------
           Raw materials and supplies       $    2,867           $    7,518

           Technical books for re-sale         150,000                    -
                                        -----------------     ----------------

                                            $  152,867           $    7,518
                                        ================      ================

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


     NOTE 3. PROPERTY AND EQUIPMENT

                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    -------------
                     Office equipment              $   15,024       $  15,024

                     Accumulated depreciation          11,692           9,851
                                                   ------------    -------------
                                                    $   3,332       $   5,173
                                                   ------------    -------------

     NOTE 4. COMMON STOCK

     For the six months ending December 31, 2002, the Company issue 9,050,000 at the prevailing market value at four (4(cent)) cents a share for needed cash, services rendered, distribution rights, and technical books for re-sale.


     NOTE 5. BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.


                                                     Period Ended December 31
                                                 -------------------------------
                                                       2002             2001
 Basic and diluted loss per share:
 Numerator:
 Net loss                                        $    (218,578)    $   (106,538)
                                                 -------------     ------------

 Denominator:

 Basic and diluted weighted average number of
 common shares outstanding during the period     $  26,931,373     $ 18,128,274
                                                 -------------     ------------
 Basic and diluted loss per share:               $       (0.01)    $      (0.01)
                                                 =============     ============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



     NOTE 6. INCOME TAXES

          The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

          At December 31, 2002, the Company has a net operating loss carry forward for federal tax purposes of $2,304,959. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at December 31, 2002 was approximately $784,000 using a tax rate of 34%.


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


     NOTE 8. GOING CONCERN

          The accompanying financial statements have been assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company had incurred cumulative losses of $2,299,959. The

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



     NOTE 8. GOING CONCERN (Continued)

          Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and sales from operation. However, there is no assurance that the Company will be able to implement its plan and that the remaining authorized unissued stocks might not be enough to generate the funds needed to be on a going concern basis.


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

                                                          PACIFIC SANDS, INC.

                                                         By:  /s/ Stan Paulus
                                                                  Stan Paulus
                                                      Chief Executive Officer
      Dated: February 14, 2003