Form 10QSB
period 2003-03-31
PACIFIC SANDS INC
filed 2003-05-15
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

As of March 31, 2002, the Company had 28,698,873 shares of its $.001 par value common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one):

                                                                   Yes No X

      PART I FINANCIAL INFORMATION

                  Item 1. Financial Statements

                   Condensed Balance Sheet at March 31, 2003 (unaudited)

                   Condensed Statements of Operations for the Quarter Ended
                            March 31, 2003 and 2002 (unaudited)

                   Condensed Statements of Cash Flows for the Quarter Ended
                            March 31, 2003 and 2002 (unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING MARCH 31, 2003



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

         Notes to Financial Statements..............................6-10

                          ALEX D. DOMANTAY & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------






                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have reviewed the accompanying balance sheets of Pacific Sands, Inc. as of March 31, 2003 and 2002, and the related statements of income and retained earnings, and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Pacific Sands, Inc.

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




Los Angeles, California
May 6, 2003













                                      - 1 -

             2750 Medlow Avenue, Los Angeles, California 90065-4619
   Tel. No. (323) 982-9062 o email: addacpas@aol.com o Fax No. (323) 982-9036
                                ----------------

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002



                                           March 31, 2003      March 31, 2002
                                           --------------      ---------------
ASSETS
------

Current Assets

     Cash                                    $    2,010          $      971
     Accounts receivable                        177,869             176,697
     Inventory                                  158,614               1,268
     Other current assets                          --                   365
                                             ----------          ----------
         Total Current Assets                   338,493             179,301

Property and Equipment - net                      2,872               4,713

Distribution Rights                              40,000                --
                                             ----------          ----------
Total Assets                                 $  381,365          $  184,014
                                             ==========          ==========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Current Liabilities

     Accounts payable                        $   66,687          $   49,920
     Other liabilities                          250,961             186,936
     Notes payable                               20,000              52,291
                                             ----------          ----------
         Total Current Liabilities              337,648             289,147

Commitments and Contingencies                      --                  --


 Stockholders' Equity

     Common stock                                28,699              18,834
     Additional paid-in capital               2,360,903           1,979,610
     Treasury stock, at cost                 (    5,514)            (40,189)

     Deficit                                 (2,340,371)         (2,063,388)
                                             ----------          ----------
                                                 43,717            (105,133)
                                             ----------          ----------

Total Liabilities and Stockholders' Equity   $  381,365          $  184,014
                                             ==========          ==========

================================================================================


  The accompanying Notes to Financial Statements are an integral part of these statements.





                                                         PACIFIC SANDS, INC.
                                                   DBA NATURAL WATER TECHNOLOGIES
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                           MARCH 31, 2003


                                                        Common      Additional   Treasury     Treasury                    Retained
                               Number of   Cost Per      Stock       Paid In      Stocks       Stocks     Stockholders'    Earning/
                                 Shares      Share    At Par Value   Capital      Shares       Amount        Equity       (Deficit)
                                 ------      -----    ------------   -------      ------       ------        ------       ---------
   Balance - June 30, 2002    19,648,873               $  19,649   $ 2,032,128   (320,523)     $(40,189)   $ (74,793)   $(2,086,381)

   For Professional Services   3,950,000       0.04        3,950       164,550        -             -        168,500             -

   For Professional Services           -         -                 (    34,675)   311,523        34,675            -             -

   For Distribution Rights     1,000,000      0.04        1,000         39,000        -             -         40,000             -

   For Technical &
      Environmental Books      3,750,000      0.04        3,750        146,250        -             -        150,000             -

   For Office Expense &
      Supplies                   100,000       0.04          100         3,900        -             -          4,000             -

   For Cash                      250,000      0.04          250          9,750        -             -         10,000             -

   Net loss                            -         -            -              -        -             -      ( 253,990)      (253,990)
                              ----------     ------    ---------    ----------    --------     --------      --------   ------------
   Balance - Mar. 31, 2003    28,698,873               $  28,699    $2,360,903     (9,000)     $(5,514)      $ 43,717   $(2,340,371)
                              ==========               =========    ==========    =======      ========      ========   ============



                      The accompanying Notes to Financial Statements are an integral part of these statements.


                                                                - 3 -


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002



                                              March 31, 2003   March 31, 2002
                                              --------------   ---------------

Net Sales                                       $     45,131    $    264,298

Cost of sales                                         11,074          81,141

         Gross Profit                                 34,057         183,157

Selling, General, and Administrative Expenses        288,047         235,872
                                                  ----------      -----------

         Loss from Operations                       (253,990)        (52,715)

Other Income                                            --               711

Interest Expenses                                       --           (26,000)
                                                  ----------      -----------

         Net Loss                               $   (253,990)   $    (78,004)
                                                  ==========      ==========


Basic and Diluted Net Loss Per Share            $      (0.01)   $      (0.00)
                                                  ==========      ==========

Basic and Diluted Weighted Average Shares         26,931,373      18,264,153
                                                  ==========      ==========



The accompanying Notes to Financial Statements are an integral part of these statements.


                                    PACIFIC SANDS, INC.
                               DBA NATURAL WATER TECHNOLOGIES
                                  STATEMENT OF CASH FLOWS
                         FOR THE NINE MONTHS ENDING MARCH 31, 2003

                                                            March 31, 2003  March 31, 2002
                                                            --------------  --------------
Cash Flows From Operating Activities
     Net loss for the year                                       $(253,990)   $  28,534
     Adjustments to reconcile net loss to net cash provided by
         operating activities
         Depreciation                                                1,380          460
         Common shares issued for services, properties, etc        362,501         --
         Embedded interest expense                                    --          3,333
         Changes in asset and liabilities
               Accounts receivable                                   2,851      (93,206)
               Inventories                                        (148,768)       6,250
               Other current assets                                (40,000)         187
               Accounts payable                                     19,521        1,758
               Notes payable                                        20,000         --
               Other current liabilities                            19,626       31,383
                                                                 ---------    ---------
                                                                   237,111      (49,835)
                                                                 ---------    ---------

     Net Cash Flows Used By Operating Activities                   (16,879)     (21,301)

Cash Flows Used In Investing Activities
     Purchases of property and equipment                              --           --

Cash Flows From Financing Activities
     Issuance of common stocks                                      10,000       10,000
                                                                 ---------    ---------
Net Increase (Decrease) in Cash                                     (6,879)     (11,301)

Cash - Beginning of the Year                                         8,889       12,272
                                                                 ---------    ---------
Cash - End of the Year                                           $   2,010    $     971
                                                                 =========    =========
Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                $    --      $    --
                                                                 =========    =========
         Income taxes                                            $     800    $     800
                                                                 =========    =========

     Non-cash Investing and Financing Activities
         Stock issued for services                               $ 362,501    $    --
                                                                 =========    =========
         Debenture discount deducted as interest                 $    --      $    --
                                                                 =========    =========

The accompanying Notes to Financial Statements are an integral part of these statements.


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

     Advertising and Promotional Costs

     Advertising and promotion costs are expensed as incurred. During the three quarter period ending in March 2003 and 2002, advertising and promotion costs totaled $11,127 and $1,295 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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


         NOTE 2.   INVENTORY


                                            March 31, 2003       March 31, 2002

           Raw materials and supplies            $    8,614         $    1,268

           Technical books for re-sale              150,000                  -
                                               ------------         -----------

                                                $   158,614         $    1,268
                                               ============         ==========

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3. PROPERTY AND EQUIPMENT

                                        March 31, 2003     March 31, 2002

          Office equipment                   $   15,024                  $
                                                                    15,024

          Accumulated depreciation               12,152             10,311

                                             $    2,872         $    4,713
                                           ============         ==========

NOTE 4. COMMON STOCK

     For the nine months ending March 31, 2003, the Company issued 9,050,000 shares at the prevailing market value at four (4(cent)) cents a share for needed cash, services rendered, distribution rights, and technical books for re-sale.


NOTE 5. BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                      Period Ended March 31
                                                     2003              2002
 Basic and diluted loss per share:
 Numerator:
 Net loss                                        $(     253,990)  $(    78,004)

 Denominator:

 Basic and diluted weighted average number of
 common shares outstanding during the period      $ 26,931,373     $ 18,264,153
                                                --------------    -------------

 Basic and diluted loss per share:                $     ( 0.01)    $    ( 0.00)
                                                 =============    =============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 6. INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

     At March 31, 2003, the Company has a net operating loss carry forward for federal tax purposes of $2,340,371. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at March 31, 2003 was approximately $796,000 using a tax rate of 34%.


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

     Rita M. Paulus, Treasurer, serves under a two year employment contract renewed effective August 28, 2000 at compensation of $1,500 per month. The agreement provides for automatic renewals with any changes in terms or compensation to be negotiated 90 days before the contract ends.


NOTE 8. GOING CONCERN

     The accompanying financial statements have been assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2003, the Company had incurred cumulative losses of $2,340,371. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 8. GOING CONCERN (Continued)

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

     Accounts  receivable  from a  major  customer  in the  amount  of  $235,718 invoiced on October 25,2001 and January 17,2002 is being contested for compliance requirements. Management believes the collectibility of this account although it has been past due for over 120 days. A provision for bad debts of $63,750 was provided to-date.

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

                                                            PACIFIC SANDS, INC.

                                                           By:  /s/ Stan Paulus
                                                                    Stan Paulus
                                                        Chief Executive Officer
      Dated: May 14, 2002