Form 10QSB/A
period 2003-03-31
PACIFIC SANDS INC
filed 2003-06-16
CIK 1069799

WASHINGTON, D.C. 20549

                               AMENDED FORM 10-QSB

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003, Amended

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


NOTE 2. INVENTORY


                                       March 31, 2003    March 31, 2002

     Raw materials and supplies             $    8,614       $    1,268

     Technical books for re-sale               150,000                -
                                          ------------       ----------
                                           $   158,614       $    1,268
                                          ============       ==========

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3. PROPERTY AND EQUIPMENT

                                                March 31, 2003    March 31, 2002

Office equipment                                       $15,024           $15,024

Accumulated depreciation                                12,152            10,311
                                                       -------           -------

                                                       $ 2,872           $ 4,713
                                                       =======           =======

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

                                                       Period Ended March 31
                                                      2003            2002
                                                  -------------   --------------
   Basic and diluted loss per share:
   Numerator:
   Net loss                                       $   (253,990)    $    (78,004)

   Denominator:

   Basic and diluted weighted average number of
   common shares outstanding during the period    $ 26,931,373     $ 18,264,153
                                                  -------------   --------------

   Basic and diluted loss per share:              $      (0.01)    $     ( 0.00)
                                                  =============   ==============

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

                                                    PACIFIC SANDS, INC.

                                                   By:  /s/ Stan Paulus
                                                      -----------------
                                                            Stan Paulus
                                                Chief Executive Officer
      Dated: June 16, 2003