Form 10KSB
period 2003-06-30
PACIFIC SANDS INC
filed 2003-10-28
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-KSB



[X] ANNUAL  REPORT UNDER SECTION 10 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                    For the fiscal year ended: June 30, 2003

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




                     601 W. Shaw Ave., #D, Clovis, CA 93612
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)




Issuer's telephone number, including area code  (559) 325-7023
                                                --------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for fiscal year 2003: $61,254

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 24, 2003 the aggregate market value of common equity held by non-affiliates was $867,920.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 15, 2003 there were 27,798,873 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                           TABLE OF CONTENTS

                                                                                                  Page
PART I
Item 1. Description of the Business                                                                 3
Item 2. Description of Property                                                                     4
Item 3. Legal Proceedings                                                                           4
Item 4. Submission of Matters to a Vote of Security Holders                                         4

PART II
Item 5. Market for Common Equity and Related Stockholder Matters                                    5
Item 6. Management's Discussion and Plan of Operation                                               9
Item 7. Financial Statements                                                                     F1-F10
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure                                                                                 10

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With
         Section 16(a) of the Exchange Act                                                          10
Item 10. Executive Compensation                                                                     11
Item 11. Security Ownership of Certain Beneficial Owners and Management                             11
Item 12. Certain Relationships and Related Transactions                                             12
Item 13 Exhibits and Reports on Form 8-K                                                            12

Signatures                                                                                          12

Certification                                                                                    14-15



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

The Company does business as "Natural Water Technologies," and produces a nontoxic compound for eliminating itching, rashes, and scum lines for use in spas and cleaning products. The Company's target markets for these products include retail and industrial uses. Currently, the Company markets the retail spa products and is testing equipment for industrial use. The Company has also developed and is beginning to market Eco One products a household cleaning and odor removal product and a tub and shower cleaning. All products provided by the company are environmentally safe products.

At this time the Company is focused on further and more effectively marketing its products. The Company has set up a web site for marketing and is experiencing increased sales through this vehicle. The Company has entered into a contract with Mediacorp Worldwide for direct response television marketing of its household cleaning products.

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

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2003.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter (trading commenced October 16, 1998);

         Quarter End                        High                       Low

  December 31, 1998                         1.50                       0.250

  March 31, 1999                            1.312                      0.250

  June 30, 1999                             0.875                      0.080

  September 30, 1999                        0.25                       0.10

  December 31, 1999                         0.201                      0.038

  March 31, 2000                            0.45                       0.034

  June 30, 2000                             0.260                      0.031

  September 30, 2000                        0.240                      0.101

 December 31, 2000                          0.165                      0.030

 March 31, 2001                             0.187                      0.030

 June 30, 2001                              0.220                      0.090

September 30, 2001                          0.160                      0.060

December 31, 2001                           0.190                      0.060

March 31, 2002                              0.150                      0.070

June 30, 2002                               0.120                      0.050

September 30, 2002                          0.090                      0.040

December 31, 2002                           0.110                      0.040

March 31, 2003                              0.080                      0.040

June 30, 2003                               0.110                      0.040

As of June 30, 2003 there were approximately 68 Holders.

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

On September 13, 2002 the company issued 2,000,000 shares of restricted stock to Gaia, Inc. for services to the company. In addition, 1,00,000 shares of restricted stock were issued to Waypoint Holding, Inc. in exchange for a contract which gives the company the North American Continent distributorship of the Waypoint Holding, Inc. product. To date, Waypoint Holding, Inc. has not performed on the contract and the shares will be returned to treasury. On September 13, 2002, 100,000 shares of restricted stock were issued to Kach Hovanessian for his services in designing and providing labels for the company's household cleaning product, Eco One. On September 13, 2002, as per their service contracts the company issued 3,000,000 shares of restricted stock to Stanly Paulus, 750,000 shares of restricted stock to Rita Paulus and 300,000 shares of restricted stock to Harold Dahl for their services as officers and directors of the company. On September 13, 2002 the company issued to Robert Warren 1,000,000 shares of restricted stock as compensation for services and to reimburse him for transferring 700,000 shares of his own stock to a firm to help handle the company's investor relations.

On September 24, 2002 Paul Fresoline was issued 250,000 shares of restricted stock to secure a loan to the company of $10,000.The loan is due for repayment October 31, 2003. October 29, 2003 Paul Fresolone was issued 150,000 shares of restricted stock for his work towards placing the company's products in retail sales establishments. On December 16, 2002, the company issued 200,000 shares of restricted stock to Glen Dunning and 300,000 shares of restricted stock to Michael Wynhoff as repayment for past services rendered. On May 16, 2003, the company issued to Joseph T. Ploch 100,000 shares of restricted stock for services in shareholder relations and communications.


Item 6. Management's Discussion and Plan of Operation.

At this time, the Company has no material commitments for any significant capital expenditures.

The company has experienced increased internet sales of its spa products through their web page. Additionally, over the last fiscal year the Company developed a safe environmental products for household cleaning and odor removal. The Company is marketing this product under the label Eco One household cleaner and Eco One tub and shower rinse.

The Company is currently under contract with MediaCorp Worlwide to market these house products through direct response television marketing. The product is currently under the testing phase of this contract. The Company expects to experience revenue from this vehicle over the next fiscal year.

Management will continue in its attempts to increase revenues through increased retail sales of the Company's spa products and increasing marketing potential of these products. Additionally, management will continue to promote sales of its household cleaning and odor removing products in alternate vehicles as these become available. However, there can be no assurance that management will be successful in any of these marketing plans.

At this time, the Company does not foresee any substantial future cash flow problems.

At this time, the Company does not foresee the need for significant changes in the number of employees.


Item 7. Financial Statements.

See F-1 through F-10 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                                Age               Title
----                                ---               -----
Stanley Paulus                      56                Chairman of the Board
Rita Paulus                         54                Director
Harold Dahl                         83                Director

All directors have indefinite terms of office.

Stanley Paulus became a director on February 4, 1998. Rita Paulus became a director on November 2, 1998. Harold Dahl became a director on September 9, 1997.


Officers of the Company:

Name                                Age                       Title
----                                ---                       -----
Stanley Paulus                      56                        President
Rita Paulua                         54                        Treasurer
Stanley Paulus                      56                        Secretary


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

Item 10. Executive Compensation.


Summary Compensation Table

                                                     Long-Term Compensation
                  Annual Compensation       Awards                     Payouts
(a)           (b)     (c)     (d)      (e)            (f)         (g)          (h)        (i)
Name                                   Other          Restricted                          All
and                                    Annual         Stock       Options/     LTIP       Other
Principal             Salary  Bonus   Compensation    Award(s)    SARs        Payouts  Compensation
Position      Year      ($)    ($)       ($)           ($)         (#)           ($)      ($)
--------      ----       ---   ---       ---            --         ----         ----      ---
Stanley Paulus 2003     $15,000  -0-      -0-          -0-          -0-          -0-       -0-
               2002     $22,750  -0-      -0-          -0-          -0-          -0-       -0-
President      2001     $4,500   -0-      -0-          -0-          -0-          -0-       -0-
               2000     $72,000 $91,500   -0-          -0-          -0-          -0-       -0-


Rita Paulus    2003     $ -0-    -0-      -0-          -0-          -0-          -0-       -0-
               2002     $8,187   -0-      -0-          -0-          -0-          -0-       -0-
Treaurer       2001     $6,000   -0-      -0-          -0-          -0-          -0-       -0-
               2000     $30,000  $31,000  -0-          -0-          -0-          -0-       -0-





Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of                         Amount of                 Percent of
Beneficial Owner                            Beneficial Ownership      Class
----------------                            --------------------      -----

Stanley Paulus                              3,850,854                 13.8%
601 W. Shaw
Clovis, CA 93615


Rita Paulus                                 950,000                   3%
601 W. Shaw
Clovis, CA 93615

Harold Dahl                                 1,300,000                 5%
P.O. Box 434
Fairview, MT 59221


All Directors, Nominees and Executive       6,100,854                 21.8%
Officers as a Group (3 persons)

Gaia, Inc.                                  2,000,000                 7.2%
350 S. Center Street, Suite 500
Reno, NV 89501



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

Date: October 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rita Paulus
         Rita Paulus, Treasurer, Director

Date: October 28, 2003


By: /s/ Stanley Paulus
         Stanley Paulus, Secretary

Date: October 28, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have audited the accompanying balance sheet of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2003, and the related statements of income and retained earnings, stockholders' equity and cash flows for the fiscal year ending June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2003 , and the results of its operations and its cash flows for the fiscal year ending June 30, 2003, in conformity with generally accepted accounting principles.

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



Los Angeles, California
October 22, 2003

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDING JUNE 30, 2003



                                TABLE OF CONTENTS



         Independent Auditors' Report..............................1


         FINANCIAL STATEMENTS

         Balance Sheet.............................................2

         Statement of Stockholders' Equity.........................3

         Statement of Operations...................................4

         Statement of Cash Flows...................................5

         Notes to Financial Statements..........................6-10

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



                                             June 30, 2003  June 30, 2002
                                             ------------    -----------

       ASSETS
       ------

Current Assets

     Cash                                    $     4,691    $     8,889
     Accounts receivable                         126,076        180,720
     Inventory                                   152,944          9,846
     Prepaid insurance                             1,422           --

         Total Current Assets                    285,133        199,455
                                             ------------    -----------

Property and Equipment - net                       2,412          4,252

Distribution rights                               40,000           --
                                             ------------    -----------

Total Assets                                 $   327,545    $   203,707
                                             ===========    ===========

 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------

Current Liabilities

     Accounts payable                        $   123,244    $    47,166
     Other liabilities                           227,528        231,335
     Notes payable                                20,000           --
                                             ------------    -----------

         Total Current Liabilities               370,772        278,501
                                             ------------    -----------

Commitments and Contingencies                       --             --


 Stockholders' Equity

     Common stock                                 28,799         19,648
     Additional paid-in capital                2,365,803      2,032,128
     Treasury stock, at cost                      (5,514)       (40,189)
     Deficit                                  (2,432,315)    (2,086,381
                                             ------------    -----------)

                                                 (43,227)       (74,794)
                                             ------------    -----------


Total Liabilities and Stockholders' Equity   $   327,545    $   203,707
                                             ===========    ===========


  The accompanying Notes to Financial Statements are an integral part of these statements.



                                                        PACIFIC SANDS, INC.
                                                   DBA NATURAL WATER TECHNOLOGIES
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                           JUNE 30, 2003


                                             Common       Additional       Treasury     Treasury                        Retained
                              Number of       Stock          Paid          Stocks        Stocks       Stockholders'     Earning/
                               Shares      At Par Value   In Capital       Shares        Amount          Equity         (Deficit)
                             -----------   -----------    -----------     ---------    -----------     -----------    ------------

 Balance - June 30, 2002      19,648,873   $    19,649    $ 2,032,128      (320,523)   $   (40,189)    $   (74,793)   $(2,086,381)

 For Professional Services     4,050,000         4,050        169,450       311,523           --           173,500

 For Professional Services          --            --          (34,675)         --           34,675            --

 For Distribution Rights       1,000,000         1,000         39,000          --             --            40,000           --


 For Technical &
       Environmental Books     3,750,000         3,750        146,250          --             --           150,000           --

 For Office Expense &
     Supplies                    100,000           100          3,900          --             --             4,000           --

 For Cash                        250,000           250          9,750          --             --            10,000           --


 Net loss                           --            --             --            --             --          (345,934)      (345,934)
                             -----------   -----------    -----------     ---------    -----------     -----------    ------------

 Balance - June 30, 2003      28,798,873   $    28,799    $ 2,365,803        (9,000)   $    (5,514)    $   (43,227)   $(2,432,315)
                             -----------   -----------    -----------     ---------    -----------     -----------    ------------

                               The accompanying Notes to Financial Statements are an integral part of these statements

                                                               - 3 -


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



                                                   June 30, 2003   June 30, 2002
                                                   ------------    ------------

       Net Sales                                   $     61,254    $    280,326

       Cost of sales                                     21,398          76,660
                                                   ------------    ------------

                Gross Profit                             39,856         203,666

       Selling, General, and Administrative Expenses    385,790         266,041
                                                   ------------    ------------

                Loss from Operations                   (345,934)        (62,375)

       Other Income                                        --               711

       Interest Expenses                                   --           (39,333)
                                                   ------------    ------------

                Net Loss                           $   (345,934)   $   (100,997)
                                                   ============    ============

       Basic and Diluted Net Loss Per Share        $     (0.013)   $     (0.005)
                                                   ============    ============
       Basic and Diluted Weighted Average Shares     26,931,373      18,420,810
                                                   ============    ============






  The accompanying Notes to Financial Statements are an integral part of these statements.


                                        PACIFIC SANDS, INC.
                                  DBA NATURAL WATER TECHNOLOGIES
                                      STATEMENT OF CASH FLOWS
                         FOR THE FISCAL YEAR ENDING JUNE 30, 2003 AND 2002


                                                                        June 30, 2003  June 30, 2002
Cash Flows From Operating Activities
     Net loss for the year                                                 $(345,934)   $(100,997)
                                                                           ---------    ---------

     Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation                                                          1,843        1,840
         Beneficial conversion features on common stock                         --         39,334
         Common shares issued for services, properties, etc                  367,501         --
         Changes in asset and liabilities
               Accounts receivable                                            54,644     (180,439)
               Inventories                                                  (143,098)      58,819
               Prepaid insurance                                              (1,422)        --
               Other current assets                                             --            365
               Distribution rights                                           (40,000)        --
               Accounts payable                                               76,078         (892)
               Other current liabilities                                      (3,807)      68,462
               Notes payable                                                  20,000         --
                                                                           ---------    ---------
     Net Adjustments                                                         331,736      (12,508)
                                                                           ---------    ---------

         Net Cash Flows Used By Operating Activities                         (14,198)    (113,505)
                                                                           ---------    ---------

Cash Flows Used In Investing Activities

     Purchases of property and equipment                                        --           --

Cash Flows From Financing Activities

     Issuance of common stocks                                                10,000      118,000
                                                                           ---------    ---------


Net Increase (Decrease) in Cash                                               (4,198)       4,495

Cash - Beginning of the Year                                                   8,889        4,394
                                                                           ---------    ---------

Cash - End of the Year                                                     $   4,691    $   8,889
                                                                           =========    =========
Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                          $    --      $    --
                                                                           =========    =========

         Income taxes                                                      $     800    $     800
                                                                           =========    =========

     Non-cash Investing and Financing Activities

         Stock issued for services                                         $ 367,501    $    --
                                                                           =========    =========

         Debenture discount deducted as interest                           $    --         39,334
                                                                           =========    =========


                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.


                                       -5-


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations
     -------------------------------------

     Pacific Sands, Inc. doing business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994 with an original authorized capital stock of 25,000 shares of $0.001 par value which was increased to 20,000,000 shares in 1997 with the same par value. On May 6, 2002, the capital stock was increased to 50,000,000 shares.

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

     Advertising and Promotional Costs
     ---------------------------------

     Advertising and promotion costs are expensed as incurred. During fiscal 2003 and 2002, advertising and promotion costs totaled $11,327 and $1,755 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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


     NOTE 2. INVENTORY


                                                June 30,2003   June 30,2002

          Raw materials and supplies                $  2,944       $  9,846

          Technical books for re-sale                150,000           --
                                                    --------       --------
                                                    $152,944       $  9,846
                                                    ========       ========

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


     NOTE 3. PROPERTY AND EQUIPMENT

                                   June 30,2003     June 30, 2002

     Office equipment                 $15,024         $15,024

     Accumulated depreciation          12,612         10,772
                                      -------        --------
                                      $ 2,412        $ 4,252
                                      =======        =======

     NOTE 4. COMMON STOCK

     For the current fiscal year, the Company issued 9,150,000 shares at the prevailing market value at four (4) cents a share for needed cash, services rendered, distribution rights, and technical books for re-sale.

     NOTE 5. BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                                 Period Ended June 30
                                                         -----------------------------------
                                                             2003                  2002
                                                         ------------         ------------
     Basic and diluted loss per share:
     Numerator:
     Net loss                                            $   (345,934)        $   (100,997)
                                                         ------------         ------------
     Denominator:

     Basic and diluted weighted average number of
     common shares outstanding during the period         $ 26,931,373         $ 18,420,810
                                                         ------------         ------------
     Basic and diluted loss per share:                   $     (0.013)        $     (0.005)
                                                         ============         ============



                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003



     NOTE 6. INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

     At June 30, 2003, the Company has a net operating loss carry forward for federal tax purposes of $2,432,315. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at June 30, 2003 was approximately $827,000 using a tax rate of 34%.


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



     NOTE 8. GOING CONCERN

     The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2003, the Company had incurred cumulative losses of $2,432,315. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003



     NOTE 8. GOING CONCERN (Continued)

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


     NOTE 9. CONTINGENCIES

     The Company is involved in a lawsuit from a supplier for withholding a payment. This matter concerns a remaining balance due to the supplier in the amount of $13,678 representing approximately 25% of the total to be paid due to what the Company believe are deficiencies in the work performed by the supplier. The parties entered a settlement agreement, wherein the supplier would do the needed repairs to their work and at such time as repairs are completed the Company agrees to make payments. Should the agreed settlement be unsuccessful, the parties have agreed to use arbitration to settle any further disagreements. To date, no movement was made on this matter and management feel that the supplier abandoned the idea entirely.

     No provision was made with regard to the legal case.

     Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25,2001 and January 17,2002 is being contested for compliance requirements. Management believes the collectibility of this account although it has been past due for over a year. The customer maintain that the equipment doesn't worked and indicated to return such equipment. However, management feel that this is a special equipment ordered, that it was made in accordance with the customer's specifications, and that minor work is left to be done to meet the customer's requirement. Accordingly, management feel that the invoice was in order and collectible. An allowance for bad debts of $117,859 which is equivalent to 50% of the total invoice was provided todate.

                                  CERTIFICATION

I, Stan Paulus, certify that:

1. I have reviewed this annual report on Form 10-QSB of Pacific Sands, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and;

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and,

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and,

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 27, 2003



/s/ Stan Paulus
------------------------------------
Stan Paulus, Chief Executive Officer

                                  CERTIFICATION

I, Rita Paulus, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Pacific Sands, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and;

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and,

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and,

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 27, 2003



/s/ Rita Paulus
------------------------------------
Rita Paulus, Treasurer