Form 10KSB/A
period 2003-06-30
PACIFIC SANDS INC
filed 2003-11-10
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-KSB/A



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

By: /s/ Rita Paulus
         Rita Paulus, Treasurer, Director

Date: October 28, 2003


By: /s/ Stanley Paulus
         Stanley Paulus, Secretary

Date: October 28, 2003

                          Alex D. Domantay & Associates
                          Certified Public Accountants
                                2750 Medlow Ave.
                           Los Angeles, CA 90065-4619




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


Alex D. Domantay & Associates

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