Form 10KSB/A
period 2003-06-30
PACIFIC SANDS INC
filed 2003-11-10
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                           Second Amended Form 10-KSB



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

Item 10. Executive Compensation.


Summary Compensation Table

                                                     Long-Term Compensation
                  Annual Compensation       Awards                            Payouts
(a)           (b)     (c)     (d)      (e)            (f)         (g)           (h)        (i)
Name                                   Other          Restricted                           All
and                                    Annual         Stock       Options/      LTIP       Other
Principal             Salary  Bonus   Compensation    Award(s)    SARs         Payouts  Compensation
Position      Year      ($)    ($)       ($)           ($)         (#)           ($)        ($)
--------      ----       ---   ---       ---            --         ----         ----       ---
Stanley Paulus 2003     $15,000  -0-     -0-             -0-          -0-          -0-     -0-
               2002     $22,750  -0-     -0-             -0-          -0-          -0-     -0-
President      2001     $ 4,500  -0-     -0-             -0-          -0-          -0-     -0-
               2000     $72,000 $91,500  -0-             -0-          -0-          -0-     -0-


Rita Paulus    2003     $ -0-    -0-     -0-             -0-          -0-          -0-     -0-
               2002     $ 8,187  -0-     -0-             -0-          -0-          -0-     -0-
Treaurer       2001     $ 6,000  -0-     -0-             -0-          -0-          -0-     -0-
               2000     $30,000  $31,000 -0-             -0-          -0-          -0-     -0-





Item 11. Security Ownership of Certain Beneficial Owners and Management.



Name and Address of                         Amount of               Percent of
Beneficial Owner                            Beneficial Ownership    Class
----------------                            --------------------    -----

Stanley Paulus                              4,509,187               16.2%
601 W. Shaw
Clovis, CA 93615


Rita Paulus                                 950,000                 3%
601 W. Shaw
Clovis, CA 93615

Harold Dahl                                 1,000,000               3.6%
P.O. Box 434
Fairview, MT 59221


All Directors, Nominees and Executive       6,459,187               23.2%
Officers as a Group (3 persons)

Gaia, Inc.                                  2,000,000               7.2%
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

Date: November 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rita Paulus
        Rita Paulus, Treasurer, Director

Date: November 10, 2003


By: /s/ Stanley Paulus
        Stanley Paulus, Secretary

Date: November 10, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and;

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and,

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and,

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 27, 2003



/s/ Rita Paulus
------------------------------------
Rita Paulus, Treasurer