Form 10QSB
period 2003-09-30
PACIFIC SANDS INC
filed 2003-11-19
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

As of October 15, 2003, the Company had 27,798,873 shares of its $.001 par value common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one):

                                                                   Yes No X
                                                                       ----

      PART I     FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheet at September 30, 2003 (unaudited)

                 Condensed Statements of Operations for the Quarter Ended
                          September 30, 2003 and 2002 (unaudited)

                 Condensed Statements of Cash Flows for the Quarter Ended
                          September 30, 2003 and 2002 (unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2003



                                TABLE OF CONTENTS



Independent Auditors' Report................................................1


FINANCIAL STATEMENTS

Balance Sheet...............................................................2

Statement of Stockholders' Equity...........................................3

Statement of Operations.....................................................4

Statement of Cash Flows.....................................................5

Notes to Financial Statements............................................6-10

                          ALEX D. DOMANTAY & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have reviewed the accompanying balance sheets of Pacific Sands, Inc. as of September 30, 2003 and 2002, and the related statements of income and retained earnings, and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Pacific Sands, Inc.

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




Los Angeles, California
November 13, 2003










             2750 Medlow Avenue, Los Angeles, California 90065-4619
   Tel. No. (323) 982-9062 o email: addacpas@aol.com o Fax No. (323) 982-9036
                                ----------------

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                             September 30,     September 30,
                                                  2003              2002
                                               -----------      -----------
ASSETS

Current Assets

     Cash                                      $     6,337      $    15,486
     Accounts receivable                           120,544          179,988
     Inventory                                     152,386          155,202
     Prepaid insurance                                 563             --
                                               -----------      -----------

         Total Current Assets                      279,830          350,676

Property and Equipment - net                         1,952            3,792

Distribution Rights                                 40,000           40,000
                                               -----------      -----------

Total Assets                                   $   321,782      $   394,468
                                               ===========      ===========

 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------

Current Liabilities

     Accounts payable                          $    53,419      $    59,091
     Other liabilities                             315,175          245,457
     Notes payable                                  20,000           20,000
                                               -----------      -----------
         Total Current Liabilities                 388,594          324,548
                                               -----------      -----------
Commitments and Contingencies                         --               --


 Stockholders' Equity

     Common stock                                   28,799           27,799
     Additional paid-in capital                  2,365,803        2,315,303
     Treasury stock, at cost                        (5,514)          (5,514)

     Deficit                                    (2,455,900)      (2,267,668)
                                               -----------      -----------
                                                   (66,812)          69,920
                                               -----------      -----------

Total Liabilities and Stockholders' Equity     $   321,782      $   394,468
                                               ===========      ===========


The accompanying Notes to Financial Statements are an integral part of these statements.




                                                         PACIFIC SANDS, INC.
                                                   DBA NATURAL WATER TECHNOLOGIES
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                         SEPTEMBER 30, 2003


                                                  Common        Additional      Treasury     Treasury                   Retained
                          Number of   Cost Per    Stock At         Paid          Stocks        Stocks     Stockholders' Earning/
                            Shares      Share     Par Value     In Capital       Shares        Amount        Equity     (Deficit)
                         -----------  ---------  -----------    -----------     ---------    ---------    -----------  ----------
Balance - June 30, 2003   28,798,873               $  28,799    $ 2,365,803     (  9,000)     $(5,514)     $(43,227)   $(2,432,315)

Net loss                           -         -            -               -           -             -       (23,585)       (23,585)

Balance - Sept. 30, 2003  28,798,873               $  28,799     $2,365,803     (  9,000)     $(5,514)     $(66,812)   $(2,455,900)



The accompanying Notes to Financial Statements are an integral part of these statements.








                                                                - 3 -



                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                September 30,     September 30,
                                                     2003              2002
                                                 ------------      -------------

Net Sales                                        $     14,348      $     19,641

Cost of sales                                           5,022             7,856
                                                 ------------      -------------

         Gross Profit                                   9,326            11,785

Selling, General, and Administrative Expenses          32,911           193,072
                                                 ------------      -------------

         Loss from Operations                         (23,585)         (181,287)

Other Income                                             --                --

Interest Expenses                                        --                --
                                                 ------------      -------------

         Net Loss                                $    (23,585)     $   (181,287)
                                                 ============      =============


Basic and Diluted Net Loss Per Share             $      (0.00)     $      (0.01)
                                                 ============      =============


Basic and Diluted Weighted Average Shares          28,798,873        19,648,873
                                                 ============      =============







The accompanying Notes to Financial Statements are an integral part of these statements.


                                      PACIFIC SANDS, INC.
                                DBA NATURAL WATER TECHNOLOGIES
                                    STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                 September 30,  September 30,
                                                                      2003           2002
                                                                  ------------  -------------
Cash Flows From Operating Activities
     Net loss for the year                                         $ (23,585)     $(181,287)
     Adjustments to reconcile net loss to net cash provided by
         operating activities
         Depreciation                                                    460            460
         Common shares issued for services, properties, etc             --          326,000
         Embedded interest expense                                      --             --
         Changes in asset and liabilities
               Accounts receivable                                     5,532            732
               Inventories                                               558          4,644
               Prepaid insurance                                         859           --
               Other current assets                                     --          (40,000)
               Accounts payable                                      (69,825)        11,925
               Notes payable                                            --           20,000
               Other current liabilities                              87,647         14,123
                                                                  ------------  -------------
                                                                      25,231        337,884
                                                                  ------------  -------------


     Net Cash Flows Used By Operating Activities                       1,646        156,597

Cash Flows Used In Investing Activities
     Purchases of property and equipment                                --         (150,000)

Cash Flows From Financing Activities
     Issuance of common stocks                                          --             --
                                                                  ------------  -------------
Net Increase (Decrease) in Cash                                        1,646          6,597
Cash - Beginning of the Year                                           4,691          8,889
                                                                  ------------  -------------
Cash - End of the Year                                             $   6,337      $  15,486
                                                                  ============  =============

Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                  $    --        $    --
                                                                  ============  =============

         Income taxes                                              $    --        $     800
                                                                  ============  =============

     Non-cash Investing and Financing Activities
         Stock issued for services                                 $    --        $    --
                                                                  ============  =============
         Debenture discount deducted as interest                   $    --        $    --
                                                                  ============  =============

The accompanying Notes to Financial Statements are an integral part of these statements.






                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

         Advertising and Promotional Costs
         ---------------------------------

         Advertising and promotion costs are expensed as incurred. During the first quarter period ending in September 2003 and 2002, advertising and promotion costs totaled $150 and $0.00 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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


NOTE 2. INVENTORY


                                        September 30,  September 30,
                                            2003           2002
                                        ------------   -------------

          Raw materials and supplies      $  2,386     $  5,202
                                        ------------   ----------

          Technical books for re-sale      150,000      150,000
                                        ------------   ----------

                                          $152,386     $155,202
                                        ============   =========

                               PACIFIC SANDS, INC.

                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 3. PROPERTY AND EQUIPMENT

                                     September 30,     September 30,
                                         2003              2002
                                     ------------       -------------

          Office equipment             $15,024           $ 15,024
                                      --------          ----------

          Accumulated depreciation      13,072             11,232
                                      --------          ----------

                                       $ 1,952           $  3,792
                                     ==========          =========

NOTE 4. COMMON STOCK

         For the three months ending September 30, 2003, no shares were issued for the period then ended.


NOTE 5. BASIC AND DILUTED LOSS PER SHARE

         The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                   Period Ended September 30
                                                     2003              2002
                                                 -------------------------------
   Basic and diluted loss per share:
   Numerator:
   Net loss                                      $    (23,585)   $     (181,287)
                                                 -------------   ---------------
   Denominator:

   Basic and diluted weighted average number of          --                --
   common shares outstanding during the period

                                                 $ 28,798,873    $   19,648,873
                                                 -------------   ---------------

   Basic and diluted loss per share:             $      (0.00)   $        (0.01)
                                                 =============   ===============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 6. INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

         At September 30, 2003, the Company has a net operating loss carry forward for federal tax purposes of $2,455,900. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at September 30, 2003 was approximately $835,000 using a tax rate of 34%.


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


NOTE 8. GOING CONCERN

         The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2003, the Company had incurred cumulative losses of $2,455,900. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 8. GOING CONCERN (Continued)

         achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and sales from operation. However, there is no assurance that the Company will be able to implement its plan and that the remaining authorized unissued stocks might not be sold on time to generate the funds needed to be on a going concern basis.


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

         Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 is being contested for compliance requirements. Management believes the collectibility of this account although it has been past due for over a year. The customer maintain that the equipment doesn't worked and indicated to return such equipment. However, management feel that this is a special equipment ordered, that it was made in accordance with the customer's specifications, and that minor work is left to be done to meet the customer's requirement. Accordingly, management feel that the invoice was in order and collectible. An allowance for bad debts of $117,859 which is equivalent to 50% of the total invoice was provided todate.

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

                                                        PACIFIC SANDS, INC.

                                                       By:  /s/ Stan Paulus
                                                                Stan Paulus
                                                    Chief Executive Officer
      Dated: November 18, 2003

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


Date: November 18, 2003



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


Date: November 18, 2003



/s/ Rita Paulus
------------------------------------
Rita Paulus, Treasurer