Form 10QSB
period 2003-12-31
PACIFIC SANDS INC
filed 2004-02-20
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________




                               Pacific Sands, Inc.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                              88-0322882
            ------                                              ----------
   State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)


                    (Address of principal executive offices)

                                 (559) 325-7023
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
                 _____________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

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

As of December 31, 2003, the Company had 27,798,873 shares of its $.001 par value common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one):

                                           Yes    X             No    X
                                               -------             -------

      PART I      FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet at December 31, 2003 (unaudited)

                  Condensed Statements of Operations for the Six Months Ended December 31, 2003 and 2002 (unaudited)

                  CondensedStatements of Cash Flows for the Six Months Ended December 31, 2003 and 2002 (unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDING DECEMBER 31, 2003



                                TABLE OF CONTENTS



         Independent Auditors' Report............................1


         FINANCIAL STATEMENTS

         Balance Sheet...........................................2

         Statement of Stockholders' Equity.......................3

         Statement of Operations.................................4

         Statement of Cash Flows.................................5

         Notes to Financial Statements........................6-10

                          ALEX D. DOMANTAY & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------






                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have reviewed the accompanying balance sheets of Pacific Sands, Inc. as of December 31, 2003 and 2002, and the related statements of income and retained earnings, and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Pacific Sands, Inc.

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


                                               /s/ ALEX D. DOMANTAY & ASSOCIATES

Los Angeles, California
February 13, 2004

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



                                         December 31, 2003   December 31, 2002

ASSETS
------

Current Assets

     Cash                                      $     1,676         $     9,611
     Accounts receivable                           121,497             179,780
     Inventory                                     150,000             152,867
     Prepaid insurance                               2,166                --
                                               -----------         -----------
         Total Current Assets                      275,339             342,258

Property and Equipment - net                         1,492               3,332

Distribution Rights                                   --                40,000
                                               -----------         -----------

Total Assets                                   $   276,831         $   385,590
                                               ===========         ===========

 LIABILITIES & STOCKHOLDERS' EQUITY
 ----------------------------------

Current Liabilities

     Accounts payable                          $    54,416         $    61,275
                                                                        54,416
     Other liabilities                             336,177             230,186
     Notes payable                                  20,000              15,000
                                               -----------         -----------

         Total Current Liabilities                 410,593             306,461
                                               -----------         -----------

Commitments and Contingencies                         --                   --


 Stockholders' Equity

     Common stock                                   27,799              28,699

     Additional paid-in capital                  2,326,803           2,360,903

     Treasury stock, at cost                        (5,514)             (5,514)

     Deficit                                    (2,482,850)         (2,304,959)
                                               -----------         -----------


                                                  (133,762)             79,129
                                               -----------         -----------


Total Liabilities and Stockholders' Equity     $   276,831         $   385,590
                                               ===========         ===========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                              PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



                                          December 31,2003     December 31, 2002

Net Sales                                     $     25,029         $     33,055

Cost of sales                                        7,482               13,222
                                              -------------         ------------
         Gross Profit                               17,547               19,833

Selling, General, and Administrative Expenses       68,082              238,411
                                              -------------         ------------
         Loss from Operations                      (50,535)            (218,578)

Other Income                                          --                   --

Interest Expenses                                     --                   --
                                              -------------         ------------

         Net Loss                             $    (50,535)        $   (218,578)
                                              ============         ============


Basic and Diluted Net Loss Per Share          $      (0.00)        $      (0.01)
                                              ============         ============

Basic and Diluted Weighted Average Shares       27,798,873           26,931,373
                                              ============         ============


  The accompanying Notes to Financial Statements are an integral part of these statements.

                                                Common        Additional    Treasury       Treasury                      Retained
                          Number of  Cost Per    Stock          Paid In      Stocks         Stocks      Stockholders'    Earning/
                           Shares     Share   At Par Value      Capital      Shares         Amount          Equity      (Deficit)
                         ----------  -------- ------------   ------------   --------     -----------    -------------- -----------
Balance - June 30, 2003  28,798,873     --    $    28,799     $ 2,365,803     (9,000)    $    (5,514)    $   (43,227) $(2,432,315)

Cancellation of          (1,000,000)                 --            (1,000)   (39,000)           --           (40,000)        --
   Distribution Rights

Net loss                       --       --           --              --         --              --           (50,535)     (50,535)

Balance - Dec. 31, 2003  27,798,873     --    $    27,799     $ 2,326,803     (9,000)    $    (5,514)    $  (133,762  $(2,482,850)

                                     PACIFIC SANDS, INC.
                               DBA NATURAL WATER TECHNOLOGIES
                                   STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                  December 31,   December 31,
                                                                      2003          2002
                                                                  ----------      ---------
Cash Flows From Operating Activities
      Net loss for the year                                        $ (50,535)    $(218,578)
                                                                  ----------      ---------
      Adjustments to reconcile net loss to net cash provided by
        operating activities
            Depreciation                                                 920           920
            Common shares issued for services, properties, etc       (40,000)      372,500
            Embedded interest expense                                   --            --
            Changes in asset and liabilities
                    Accounts receivable                                4,579           941
                    Inventories                                        2,944         6,978
                    Prepaid insurance                                   (744)
                    Other assets                                      40,000       (40,000)
                    Accounts payable                                 (68,863)       14,109

                    Notes payable                                       --          15,000
                    Other current liabilities                        108,649        (1,148)
                                                                  ----------      ---------
                                                                      47,520       369,300

      Net Cash Flows Used By Operating Activities                     (3,015)      150,722

Cash Flows Used In Investing Activities
      Purchases of property and equipment                               --        (150,000)

Cash Flows From Financing Activities
      Issuance of common stocks                                         --            --
                                                                  ----------      ---------
Net Increase (Decrease) in Cash                                       (3,015)          722
Cash - Beginning of the Year                                           4,691         8,889
                                                                  ----------      ---------
Cash - End of the Year                                             $   1,676     $   9,611
                                                                  ==========     ==========
Supplemental Disclosure of Cash Flow Information

      Cash paid for:
            Interest                                               $    --       $    --
                                                                  ==========     ==========
            Income taxes                                           $    --       $     800
                                                                  ==========     ==========

      Non-cash Investing and Financing Activities
            Stock issued for services                              $    --       $ 375,000
                                                                  ==========     ==========
            Debenture discount deducted as interest                $    --       $    --
                                                                  ==========     ==========


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

     Advertising and Promotional Costs

     Advertising and promotion costs are expensed as incurred. During the two quarter period ending in December 2003 and 2002, advertising and promotion costs totaled $200 and $1,127 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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


NOTE 2. INVENTORY


                                         December 31,           December 31,
                                             2003                   2002
                                         -----------           ------------


    Raw materials and supplies           $       -             $      2,867
                                         -----------           ------------

    Technical books for re-sale              150,000                150,000
                                         -----------           ------------
                                         $   150,000           $    152,867
                                         ===========           ============

                               PACIFIC SANDS, INC.

                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3. PROPERTY AND EQUIPMENT

                                             December 31,    December 31,
                                                 2003           2002

          Office equipment                     $15,024         $15,024
                                               -------         -------

          Accumulated depreciation              13,532          11,692
                                               -------         -------

                                               $ 1,492         $ 3,332
                                               =======         =======

NOTE 4. COMMON STOCK

     The 1,000,0000 shares of stock issued for distribution rights last September 25, 2002 to Waypoint Holdings Limited was cancelled last August 07, 2003.


NOTE 5. BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                    Period Ended December 31
                                                      2003             2002
          Basic and diluted loss per share:
          Numerator:
          Net loss                                $    (50,535)    $   (218,578)
                                                  ------------     -------------

          Denominator:

          Basic and diluted weighted average
          number of common shares outstanding
          during the period                       $ 27,798,873     $ 26,931,373
                                                  ------------     -------------

          Basic and diluted loss per share:       $      (0.00)    $      (0.01)
                                                  ============     ============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 6. INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

     At December 31, 2003, the Company has a net operating loss carry forward for federal tax purposes of $2,482,850. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at December 31, 2003 was approximately $844,000 using a tax rate of 34%.


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


NOTE 8. GOING CONCERN

     The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $2,482,850. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



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

                                                   PACIFIC SANDS, INC.

                                                    By:  /s/ Stan Paulus
                                                         ---------------
                                                         Stan Paulus
                                                         Chief Executive Officer
      Dated: February 18, 2004