Form 10QSB
period 2004-03-31
PACIFIC SANDS INC
filed 2004-05-21
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of May 20, 2004, the Company had 27,798,873 shares of its $.001 par value common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one):

                                                                   Yes No X
                                                                       ----

      PART I               FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Balance Sheet at March 31, 2004 (unaudited)

                Condensed Statements of Operations for the Six Months Ended March 31, 2004 and 2003 (unaudited)

                CondensedStatements of Cash Flows for the Six Months Ended March 31, 2004 and 2003 (unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                              FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING MARCH 31, 2004



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

         Notes to Financial Statements..........................6-10

                          ALEX D. DOMANTAY & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------




                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pacific Sands, Inc.
Clovis, CA 93711


We have reviewed the accompanying balance sheets of Pacific Sands, Inc. as of March 31, 2004 and 2003, and the related statements of income and retained earnings, and cash flows for the years then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Pacific Sands, Inc.

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

Los Angeles, California
May 19, 2004




             2750 Medlow Avenue, Los Angeles, California 90065-4619
   Tel. No. (323) 982-9062 o email: addacpas@aol.com o Fax No. (323) 982-9036
                                ----------------

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                                  BALANCE SHEET
                             MARCH 31, 2004 AND 2003



                                                 March 31, 2004   March 31, 2003

ASSETS
------

Current Assets

     Cash                                          $     4,163      $     2,010
     Accounts receivable                                63,562          177,869
     Inventory                                         150,000          158,614
     Prepaid insurance                                   1,540             --
                                                   -----------      -----------
         Total Current Assets                          219,265          338,493

Property and Equipment - net                             1,032            2,872

Distribution Rights                                       --             40,000
                                                   -----------      -----------
Total Assets                                       $   220,297      $   381,365
                                                   ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Current Liabilities

     Accounts payable                              $    52,613      $    66,687

     Other liabilities                                 398,585          250,961

     Notes payable                                      20,000           22,000
                                                   -----------      -----------
         Total Current Liabilities                     473,198          337,648
                                                   -----------      -----------


Commitments and Contingencies                             --               --

 Stockholders' Equity

     Common stock                                       27,799            28,699

     Additional paid-in capital                      2,326,803         2,360,903

     Treasury stock, at cost                            (5,514)          (5,514)

     Deficit                                        (2,601,989)      (2,340,371)
                                                   -----------      -----------
                                                      (252,901)          43,717
                                                   -----------      -----------
Total Liabilities and Stockholders' Equity         $   220,297      $   381,365
                                                   ===========      ===========

The accompanying Notes to Financial Statements are an integral part of these statements.



                                                        PACIFIC SANDS, INC.
                                                  DBA NATURAL WATER TECHNOLOGIES
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                          MARCH 31, 2004



                                                    Common       Additional    Treasury      Treasury                   Retained
                           Number of   Cost Per     Stock          Paid In       Stocks        Stocks   Stockholders'   Earning/
                            Shares      Share     At Par Value     Capital       Shares        Amount      Equity       (Deficit)
                          -----------  ---------  -----------    -----------    ---------    ---------   ----------    -----------
Balance - June 30, 2003    28,798,873       --    $    28,799    $ 2,365,803       (9,000)   $  (5,514)  $  (43,226)   $(2,432,314)

Cancellation of            (1,000,000)      --         (1,000)       (39,000)        --           --        (40,000)          --
   Distribution Rights

Net loss                         --         --           --             --           --           --       (169,675)      (169,675)
                          -----------  ---------  -----------    -----------    ---------    ---------   ----------    -----------
Balance - Mar 31, 2004     27,798,873       --    $    27,799    $ 2,326,803       (9,000)   $  (5,514)  $ (252,901)   $(2,601,989)
                          ===========  =========  ===========    ===========    =========    =========   ==========    ===========

                        The accompanying Notes to Financial Statements are an integral part of these statements.



                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                             STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                 March 31,2004   March 31, 2003

Net Sales                                         $     39,624     $     45,131

Cost of sales                                           10,505           11,074
                                                  ------------     ------------
         Gross Profit                                   29,119           34,057

Selling, General, and Administrative Expenses          198,794          288,047
                                                  ------------     ------------
         Loss from Operations                         (169,675)        (253,990)

Other Income                                              --               --

Interest Expenses                                         --               --
                                                  ------------     ------------
         Net Loss                                 $   (169,675)    $   (253,990)
                                                  ============     ============
Basic and Diluted Net Loss Per Share              $      (0.01)    $      (0.01)
                                                  ============     ============
Basic and Diluted Weighted Average Shares           27,798,873       26,931,373
                                                  ============     ============





The accompanying Notes to Financial Statements are an integral part of these statements.


                                          PACIFIC SANDS, INC.
                                     DBA NATURAL WATER TECHNOLOGIES
                                        STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                        March 31, 2004  March 31, 2003103

Cash Flows From Operating Activities
     Net loss for the year                                                   $(169,675)     $(253,990)
                                                                             ---------      ---------
     Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation                                                            1,380          1,380
         Common shares issued for services, properties, etc                    (40,000)       362,501

         Changes in asset and liabilities
               Accounts receivable                                              62,514          2,851
               Inventories                                                       2,944       (148,768)
               Prepaid insurance                                                  (118)
               Other assets                                                     40,000        (40,000)
               Accounts payable                                                (70,630)        19,521
               Notes payable                                                     2,000         20,000
               Other liabilities                                               171,057         19,626
                                                                             ---------      ---------
                                                                               169,147        237,111
                                                                             ---------      ---------

     Net Cash Flows Used By Operating Activities                                  (528)       (16,879)

Cash Flows Used In Investing Activities
     Purchases of property and equipment                                          --              --

Cash Flows From Financing Activities
     Issuance of common stock for cash
                                                                                  --           10,000
                                                                             ---------      ---------
Net Increase (Decrease) in Cash                                                   (528)        (6,879)

Cash - Beginning of the Year                                                     4,691          8,889
                                                                             ---------      ---------
Cash - End of the Year                                                       $   4,163      $   2,010
                                                                             =========      =========

Supplemental Disclosure of Cash Flow Information

     Cash paid for:
         Interest                                                            $    --        $    --
                                                                             =========      =========
         Income taxes                                                        $    --        $     800
                                                                             =========      =========
     Non-cash Investing and Financing Activities
         Stock issued for services                                           $    --        $ 362,501
                                                                             =========      =========
         Debenture discount deducted as interest                             $    --        $    --
                                                                             =========      =========

                            The accompanying Notes to Financial Statements
                               are an integral part of these statements.


                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

     Advertising and Promotional Costs

     Advertising and promotion costs are expensed as incurred. During the two quarter period ending in March 2004 and 2003, advertising and promotion costs totaled $200 and $11,127 respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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


     NOTE 2. INVENTORY


                            March 31, 2004  March 31, 2003

Raw materials and supplies      $   --       $   8,614

Technical books for re-sale      150,000      150,000

                                $150,000     $158,614

     The technical books inventory was recorded since September 30, 2002 and no movement has occurred since that date.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


         NOTE 3.   PROPERTY AND EQUIPMENT

                                         March 31, 2004   March 31, 2003
                                         --------------   --------------
          Office equipment                  $15,024          $15,024

          Accumulated depreciation           13,992           12,152
                                            -------          -------
                                            $ 1,032          $ 2,872
                                            =======          =======

NOTE 4. COMMON STOCK

     The 1,000,0000 shares of stock issued for distribution rights last September 25, 2002 to Waypoint Holdings Limited was cancelled last August 07, 2003. The company did not issue any shares of stocks from September 2003 to March 2004.


NOTE 5. BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                    Period Ended March 31
                                                -----------------------------
                                                     2004            2003
                                                -------------  --------------
    Basic and diluted loss per share:
    Numerator:
    Net loss                                    $   (169,675)  $     (253,990)

    Denominator:

    Basic and diluted weighted average number of        --               --
    common shares outstanding during the period

                                                $ 27,798,873   $   26,931,373

    Basic and diluted loss per share:           $      (0.01)  $       (0.01)
                                                ============   ==============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 6. INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

     At March 31, 2004, the Company has a net operating loss carry forward for federal tax purposes of $2,601,989. The Company recorded no benefit for income taxes during the periods presented. The deferred tax benefit allowed at March 31, 2004 was approximately $885,000 using a tax rate of 34%.


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


NOTE 8. GOING CONCERN

     The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2004, the Company had incurred cumulative losses of $2,601,989. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 8. GOING CONCERN (Continued)

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

     The accounts payable is composed mostly of accounts which are over 90 days old amounting to $49,500.

     Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 is being contested for compliance requirements. Management believes the collectibility of this account although it has been past due for over a year. The customer maintain that the equipment doesn't worked and indicated to return such equipment. However, management feel that this is a special equipment ordered, that it was made in accordance with the customer's specifications, and that minor work is left to be done to meet the customer's requirement. Accordingly, management feel that the invoice was in order and collectible. An allowance for bad debts of $176,789 which is equivalent to 75% of the total invoice was provided todate.

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

                                                         PACIFIC SANDS, INC.

                                                        By:  /s/ Stan Paulus
                                                                 Stan Paulus
                                                     Chief Executive Officer
      Dated: May 20, 2004

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the March 31, 2004 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stan Paulus, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

(i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: May 20, 2004                                  /s/ Stan Paulus
                                                     Stan Paulus
                                                     Chief Executive Officer

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


Date: May 20, 2004



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

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

4. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and,

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and,

5. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2004



/s/ Rita Paulus
----------------------
Rita Paulus, Treasurer