Form 10KSB
period 2004-06-30
PACIFIC SANDS INC
filed 2004-10-14
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-KSB



[X] ANNUAL  REPORT UNDER SECTION 10 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                                        For the fiscal year ended: June 30, 2004

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934




                              Pacific Sands, Inc.
                              -------------------
                           (Exact name of registrant)




                  Nevada                             88-0322882
                  ------                             ----------
          (State of Incorporation)           (I.R.S. Employer Id. No.)




            1509 Rapids Drive, Racine, WI                53404
            -----------------------------                -----
      (Address of principal executive offices)         (Zip Code)




Issuer's telephone number, including area code  (262) 619-3261
                                                --------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for fiscal year 2004: $61,703

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 8, 2004 the aggregate market value of common equity held by non-affiliates was $1,587,605.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 8, 2004 there were 30,298,973 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1. Description of the Business                                            3
Item 2. Description of Property                                                5
Item 3. Legal Proceedings                                                      5
Item 4. Submission of Matters to a Vote of Security Holders                    5

PART II
Item 5. Market for Common Equity and Related Stockholder Matters               5
Item 6. Management's Discussion and Plan of Operation                          8
Item 7. Financial Statements                                              F1-F11
Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure                                           11

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons,
        Compliance With Section 16(a) of the Exchange Act                     12
Item 10. Executive Compensation                                               13
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                       14
Item 12. Certain Relationships and Related Transactions                       15
Item 13 Exhibits                                                              15
Item 14. Principal Accountant Fees and Services                               15
Signatures                                                                    16
Exhibits                                                                      17

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


Item 1. Description of Business.

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies."

The Company manufactures, markets and sells nontoxic cleaning and water treatment products with applications ranging from spa and swimming pool treatment to cleaning and pet care.

The Company has a mature, actively marketed product line in the Eco One Spa Treatment system. Eco One Spa Treatment system consists of: Eco One Spa Treatment, a nontoxic, single bottle spa treatment solution used for maintaining water clarity and reducing or eliminating foaming, scum lines, odors, itching, and rashes. Eco One also simplifies often difficult water chemistry by helping to maintain a stable pH and alkalinity. Eco One Filter Boost is a nontoxic blend of minerals and enzymes that increase spa filter performance, making the filter easier to clean and more effective by removing water contaminants such as oils, phosphates, lotions and other user byproducts. Eco One Spa Cleanser is a nontoxic product used to purge spas of contaminant buildup in the plumbing and machinery to achieve consistently cleaner, healthier water. Eco One Cover Cleaner and restorer is a nontoxic vinyl cleaner and conditioner necessary for restoring and maintaining expensive spa covers.

Currently the Companymarkets and sells The Eco One Spa Treatment products over the internet and through retail outlets in the US, Canada and the United Kingdom.

Pacific Sands' Eco One line of spa treatment products is the first in a proposed line of Eco One cleaning and water treatment solutions. Company is working to expand the Eco One line to include pool treatment, general household cleaning products and pet sprays.

Pacific Sands products are based on a unique, proprietary blend of food grade compounds, plant and mineral extracts, combined with a complex profile of enzymes designed specifically for each product's application. The result is a superior line of products aimed at the emerging demand for products that are environmentally friendly, safe, effective and affordable.

The Company is currently engaged in developing and implementing a marketing strategy to increase sales of its products through wide domestic and international pool and spa distribution channels.

Additionally, the has a well-developed line of nontoxic household cleaning and pet-care products. Management is developing a direct response television marketing strategy to introduce the nontoxic household cleaning products to the consumer marketplace in the third quarter of fiscal year 2005.

The Company currently has two full-time employees. Additional services required by the Company are handled on an independent contractor basis.

Risk Factors

In addition to the other information contained on this Form 10-KSB report, the following risk factors should be considered carefully.

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS

Since commencing operations, the Company has not been profitable on an annual or quarterly basis. The Company may not, in the future generate sufficient revenues to achieve sustainable profitability.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH
The company's present plans require an amount of expenditure and working capital. In the future the Company will require financing in addition to the cash generated from operations to fund planned growth. If additional resources are unavailable the Company may be unable to grow according to its present plan.

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY
Management assumes there will be an increased desirability in the retail market for nontoxic, environment and health friendly products for cleaning and water treatment use. Should management's assumptions as to this increased desirability be faulty, the Company may have difficulty achieving its planned growth.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY
The Company is run by a small number of key personnel. Should the Company experience a loss of these key people due to their inability or unwillingness to continue in their present positions, the Company's business and financial results could be materially adversely affected.

Item 2. Description of Property.

The Company leases office space for their principal executive offices, manufacturing and warehouse facility and owns no property.

Item 3. Legal Proceedings.

The Company is engaged in no legal proceedings at this time. Presently, the Company does not foresee any future involvement in legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2004.


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter (trading commenced October 16, 1998);

Quarter End                              High              Low

December 31, 1998                        1.50              0.250

March 31, 1999                           1.312             0.250

June 30, 1999                            0.875             0.080

September 30, 1999                       0.25              0.10

December 31, 1999                        0.201             0.038

March 31, 2000                           0.45              0.034

June 30, 2000                            0.260             0.031

September 30, 2000                       0.240             0.101

December 31, 2000                        0.165             0.030

March 31, 2001                           0.187             0.030

June 30, 2001                            0.220             0.090

September 30, 2001                       0.160             0.060

December 31, 2001                        0.190             0.060

March 31, 2002                           0.150             0.070

June 30, 2002                            0.120             0.050

September 30, 2002                       0.090             0.040

December 31, 2002                        0.110             0.040

March 31, 2003                           0.080             0.040

June 30, 2003                            0.110             0.040

September 30, 2003                       0.090             0.040

December 31, 2003                        0.050             0.030

March 31, 2004                           0.050             0.020

June 30, 2004                            0.050             0.020

As of October 8, 2004, there were approximately 60 Holders.

The Company has never declared a cash dividend.

Description of the Recent Sale of Unregistered & Registered Securities

On February 23, 2001 the Company issued 50,000 shares of restricted stock to Khachig Hovanessian for graphic arts services in connection with an internet site.

During January and February 2001 the Company caused to be returned to treasury 1,250,000 shares of common stock which were issued in exchange for services to Wade Hanson, Aileen Pitts, Lori Chittenden and Noel Moya, and 800,000 shares of common stock in exchange for a license agreement in fiscal 2000 with Hurriclean Corp. were returned.

At January 25, 2001, the Company issued to Stan Paulus a note for prior services in the amount of $26,250.00. In exchange, Mr. Paulus returned to treasury 700,000 shares of stock that had been issued to him for these services. On January 25, 2001, the Company issued to Rita Paulus a note for prior services in the amount of $9,375.00. In exchange, Mrs. Paulus returned to treasury 250,000 shares of stock that had been issued to her for these services. The notes were issues at 10% per annum payable on a monthly installment of $1,187.66. During the 2001 fiscal year, 958,333.25 shares were put up by Mr. Stan Paulus as collateral on behalf of the Company. Of these shares 658,333.25 were transferred to a third party owner at July 16, 2001.To date all payments on these notes have been deferred to a date when the Company has the resources to make said payments or the authorized shares are increased.

In 2002 fiscal year the Company raised money through the vehicle of a convertible debenture program. Such program allowed the option of full repayment plus 8% per annum at August 2002, or the right to convert such debt at a rate of 75% of the bid price the day prior to the date of election of conversion. All those who participated in the convertible debenture program elected to convert their debenture amount into shares of the Company. The debenture program closed in September of 2002. The Company issued 2,009,465 shares in fiscal year 2002, as a result of this debenture program.

On September 13, 2002 the Company issued 2,000,000 shares of restricted stock to Gaia, Inc. for services to the company. In addition, 1,000,000 shares of restricted stock were issued to Waypoint Holding, Inc. in exchange for a contract which gives the Company the North American Continent distributorship of the Waypoint Holding, Inc. product.

Due to nonperformance of contract by Waypoint Holding ,Inc., on July 16, 2003 their One Million shares were returned to treasury.

On September 13, 2002, 100,000 shares of restricted stock were issued to Kach Hovanessian for his services in designing and providing labels for the company's household cleaning product, Eco One.

On September 13, 2002, as per their service contracts the Company issued 750,000 shares of restricted stock to Rita Paulus and 300,000 shares of restricted stock to Harold Dahl for their services as officers and directors of the company. The Company issued 3,000,000 shares of restricted stock to Stanly Paulus in exchange for the Company asset known as "technical books for resale."

On September 13, 2002 the Company issued to Robert Warren 1,000,000 shares of restricted stock as compensation for services and to reimburse him for transferring 700,000 shares of his own stock to a firm to help handle the company's investor relations.

On September 24, 2002, Paul Fresolone was issued 250,000 shares of restricted stock for the sum paid of $10,000. October 29, 2002, Paul Fresolone was issued 150,000 shares of restricted stock for his work towards placing the company's products in retail sales establishments.

On December 16, 2002, the Company issued 200,000 shares of restricted stock to Glen Dunning and 300,000 shares of restricted stock to Michael Wynhoff as repayment for past services rendered.

On May 16, 2003, the Company issued to Joseph T. Ploch 100,000 shares of restricted stock for services in shareholder relations and Communications.

On June 17, 2004, the Company sold for cash, 1,000,000 shares of restricted stock to Mark Rauscher for $30,000. The Company sold for cash, 1,000,000 shares of restricted stock to Vincent Esqueda for $30,000. The Company sold for cash, 500,000 shares of restricted stock to John Becker for $15,000.

As a result of the negotiated transition in management, a total of 7,559,187 shares of common stock formerly held by insiders and related parties will be acquired and returned to treasury within the first two quarters of the next fiscal year.

Item 6. Management's Discussion and Plan of Operation.


On June 15, 2004, the Company experienced a change in management and moved its principal operations to Racine, WI.

On June 15, 2004, Rita Paulus resigned her position as treasurer and member of the board of directors of the company.

On June 15, 2004, Harold Dahl resigned his position as a member of the board of directors of the company.

On June 15, 2004, Stanly Paulus resigned his positions as President and CEO of the Company and, as the sole member of the board of directors, appointed Michael
L. Wynhoff to the board of directors and president and CEO.

On June 15, 2004, the board of directors appointed Michael D. Michie to the board of directors and as the Treasurer of the company.

On June 30, 2004, Mark Rauscher accepted an appointment to the board of directors. Stan Paulus stepped down as the Company Secretary and Mark Rauscher was appointed Secretary.

Under the terms of the transition agreement with Stan and Rita Paulus, the Company agreed to pay back the balance all outstanding notes payable for cash loaned to the Company during their tenure without interest. The total notes payable at the time of the transition was $45,791.39, of which $25,000 was paid in FY 2004. A final payment of $20,791.39 is due 15 October, 2004.

Additionally, Stanley Paulus has been retained as a consultant by the Company to aid in the transitional process for which he will be paid a sum of $4,208.61.

As part of the terms of the transition, Stan and Rita Paulus have agreed to waive $189,819.20 of the $289,819.20 back wages owed them in return for a commitment from the Company to pay the remaining $100,000 within a period of two years from the date of the transition. As a result of this debt relief, the Company booked $189,819.20 as forgiveness of officers' salaries through an addition to paid in capital for the fiscal year ending June 30, 2004

The sale of the Company asset known as "technical books for resale," when completed, will result in the return to treasury of 4,859,187 shares of common stock held by Stan and Rita Paulus. Upon completion of the transition, Stan and Rita Paulus will continue to hold 600,000 shares of Company common stock.

Management has secured a lease on a production, warehouse and office facility located in the Rapids Business Center in Racine, Wisconsin.

Management is establishing research, mixing, filling, labeling, packaging, warehousing and shipping operations in an 11,000 square foot space located in this facility. The Company additionally occupies two offices for marketing, sales and management operations.

The Company has established the first phase of a technologically integrated order entry and fulfillment system to streamline sales processing and shipping operations.

Management has developed a plan to construct an efficient and scaleable production facility which design specifications show will be capable of mixing, manufacturing, packaging and shipping in excess of 35,000 units of liquid product per day. Based on a modular work station design model, the operation can be run efficiently by between 1 and 9 employees, depending on product demand.

Due to the economy of design, management believes that it currently has sufficient financial resources to complete the production system as designed. Management anticipates that this facility will be complete before the end of the first quarter of fiscal year 2005.

With this manufacturing system in place, the Company can easily implement the manufacturing support for the introduction of its complete line of earth and health friendly cleaning, pet care and water treatment products.

Management is developing an in-house strategy to introduce new products to market quickly, inexpensively and effectively. By utilizing available new printing technology, the Company will be able to develop, design, and print product labels, sales tools, brochures and point of purchase displays in house in order to test market new products. This ability gives the Company the flexibility to test market new products and product designs without the expenses of a full scale marketing campaign.

Once a new product has been successfully tested in the marketplace, the Company then has the ability to very quickly move to full scale production and distribution. This strategy gives the Company the ability to adjust to the changing marketplace while keeping the expenses associated with bringing a new product to market at a minimum.

Management believes it has sufficient capital and resources in place at this time to implement this strategy.

At this time, the Company achieves substantially all of its revenues from the sale of the Eco One line of Spa water treatment products. The Company foresees increased sales in these products over the next fiscal year based upon an increase in internet sales, direct sales and sales through retail outlets throughout the US, Canada and overseas.

Management has developed a five part plan to increase sales of the EcoOne Spa product over the next fiscal year that includes the following goals:

1) Repackaging and re-label product. Redesign sales tools.
2) Introduce product to market at industry pool and spa shows to pursue national sales growth.
3) Increased and aggressive internet advertising and marketing.
4) Develop and produce a point of purchase and promotional sales video.
5) Hire a pool and spa professional to manage national wholesale sales.

Management has sufficient capital in place to begin execution of the first phases of this strategy. Management believes that it will be able to raise additional capital, beyond increased sales, required to execute this marketing strategy.

The Company has researched and developed several new products based on its proprietary "chem-zime" (chemical and enzyme) technology over the last 4 years. Products include the Eco One line of Environment and Health friendly household cleaning products: Eco One All Purpose Cleaner, Eco One Kitchen and Bath, Eco One Tub and Tile, Eco One Nursery Spray and others. These products are formulated, tested labeled and ready for introduction to the general marketplace.

Management is developing a strategy to bring a "whole house solution" suite of environment and health friendly cleaning product to market via "direct response television" in the third quarter of fiscal year, 2005.

Management believes in the viability of direct response television marketing, both as a profit engine for retail sales and its ability to open new retail markets. Management believes that these products fill a unique niche in the market for consumers who seek safe alternatives to many toxic cleaning products.

There is no assurance that management will be successful in any of its current marketing plans.

Changes in Business Model:
As of June 17, 2004 the Company has moved from its storefront location in Clovis California. The Company has abandoned its prior business model of direct store front sales. Current management believes the Company will realize more success with its plan to more aggressively pursue the wholesale marketplace which consists of thousands of pool and spa dealers throughout the country.

As of June 17, 2004 the Company has abandoned its pursuit of wholesale and direct retail of specialty technical books in order to actively pursue the marketing and sales of its core line of proprietary environment and health friendly cleaning, pet care and water treatment products. As part of the management transition settlement, the Company transferred, through an agreement of sale, its entire inventory of technical books to former management.

As of June 17, 2004 the Company has indefinitely suspended research on agricultural and industrial wastewater treatment in order to actively pursue the marketing and sales of its core chemical product lines.

As of June 17, 2004 the Company has indefinitely suspended research into cooling tower treatment until such time as it is financially viable for the Company to compete in that market place. As a result, Company has canceled its long-standing cooling tower maintenance contract with a Fresno based manufacturer. This action will result in a reduction in revenue from this activity of approximately $5,000 in the next fiscal year.

In order to fund operation as needed through the course of fiscal year 2004, management plans to sell restricted common stock. Of the 7,559,187 shares of common stock that will be returned to treasury as a result of the transition, management has earmarked 2,500,000 shares to be sold to qualified individuals.

The board of Directors has set policy on the sale of these shares as follows:
Sales will be limited to "Accredited Investors" as defined in Rule 501 of Regulation D promulgated under the 1933 Act. Such sales shall be at the discretion of the Board of Directors and in blocks of no less than 100,000 shares. The price shall be set at a 20% discount from the average closing price of the stock as reported on the NASD Over the Counter Bulletin Board for the 30 days previous to the date of the sale. Should the Company elect to sell all of the earmarked shares the Company foresees raising between $150,000 and $200,000 based upon this policy.

Stock issued as a result of these sales will bear the restrictive legend: "The shares represented by this certificate have not been registered under the Securities Act of 1933 ("The Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the company."


Item 7. Financial Statements.

See F-1 through F-11 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As of September 14, 2004, Registrants principal independent auditor, Alex D. Domantay & Associates, declined to stand for re-election. The decision by the independent auditor to decline to stand for re-election had nothing to do with any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedure limitation as required by the profession or the S-K regulations, between the auditor and the registrant. The decision by the independent auditor to decline to stand for re-election was based upon the retirement of one of the essential principles in the firm of the independent auditor.

As of September 14, 2004, registrant has retained the services of Frank L. Sassetti & Company to act as registrant's principal accountant to audit registrant's financial statements.

8A. N/A

8B. Other Information

On October 8, 2004, the Company received written communication from Frank L. Sassetti & Co., its independent auditor, confirming that they did not intend to rely on the fiscal year end June 30, 2003, report issued by Alex Domantay & Assoc. due to questions regarding independence. In addition, it was confirmed that Frank L. Sassetti would review the September 2003, December 2003, and March

2004 quarterly reports, as Alex Domantay & Assoc.'s registration license had lapsed in October 2003. See Exhibit 7 for a copy of the communication.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                              Age                    Title
Michael L. Wynhoff                39                    Director
Michael D. Michie                 43                    Director
Mark R. Rauscher                  41                    Director
Stanley Paulus                    57                    Director

All directors have indefinite terms of office.

Michael L. Wynhoff became a director on June 14, 2004
Michael D. Michie became a director on June 14, 2004
Mark Rauscher became a director on June 30, 2004.
Stanley Paulus became a director on February 4, 1998.

Officers of the Company

Name                              Age                   Title
Michael L. Wynhoff                39                    President / CEO
Michael D. Michie                 43                    CFO / Treasurer
Mark R. Rauscher                  41                    Secretary


***Note - As of June 16, 2004, Stanley Paulus resigned as President/CEO of the Company. Michael Wynhoff became President / CEO of the Company June 16, 2004.

As of June 16, 2004, Rita Paulus resigned as Treasurer of the Company. Michael Michie became CFO/VP of Marketing on June 16, 2004.

As of June 30, 2004, Stanley Paulus resigned as Secretary of the Company. Mark Rauscher became Secretary on June 30, 2004.


Business Experience:


Michael L. Wynhoff - Michael L. Wynhoff was appointed President and CEO by the board of directors on June 14, 2004. From 2000 to 2004, Mr. Wynhoff worked as a marketing and public relations consultant, focusing his efforts on environmental products companies, including Pacific Sands. From 1999 through 2000 he was the Director of Marketing and Operations at Domain Host International. Prior to 1999, Mr. Wynhoff was involved in the film and television industries as a writer, producer and coordinator of feature films and television commercials. Michael Wynhoff graduated from Carthage College in 1987 with a BA in Speech, Communications and Theatre.

Michael D. Michie - Michael D. Michie was appointed CFO/Treasurer by the Board of Directors on June 14, 2004. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility, Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont's "commitment to excellence" award.

Mark R. Rauscher - Mr. Rauscher is a technical marketing specialist employed by DuPont Imaging Technologies. For the last 5 years, he has worked in product development, sales support, and marketing support in the printing and imaging industries.

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

Compliance with Section 16(a) of the Exchange Act:

During the past fiscal year Stanley Paulus and Rita Paulus failed to timely file reports required by Section 16 (a) of the Exchange Act. The Company will request said filings by Rita Paulus and Harold Dahl. In addition, the Company will request necessary filings from current members of the board of directors and officers and other necessary parties.

Item 10. Executive Compensation.

Summary Compensation Table

(a)               (b)      (c)          (d)       (e)       (f)              (g)          (h)          (i)
                                                            Restricted
Name                                                        Stock                         LTIP         All
Position          Year     Salary       Bonus     Other     Awards           Options      Payouts      Other
Stanley           2004     $-0-         -0-       -0-       -0-              -0-          -0-          -0-
Paulus            2003     $15,000      -0-       -0-       3,000,000        -0-          -0-          -0-
President         2002     $22,750      -0-       -0-       -0-              -0-          -0-          -0-

Rita              2004     $-0-         -0-       -0-       -0-              -0-          -0-          -0-
Paulus            2003     $-0-         -0-       -0-       750,00           -0-          -0-          -0-
Treasurer         2002     $8,187       -0-       -0-       -0-              -0-          -0-          -0-

As of June 16, 2004, Stanley Paulus resigned as President/CEO of the Company. Michael Wynhoff became President / CEO of the Company June 16, 2004. Mr. Wynhoff was compensated $2,400 for his services in fiscal year 2004.

As of June 16, 2004, Rita Paulus resigned as Treasurer of the Company. Michael Michie became CFO/VP of Marketing on June 16, 2004. Mr. Michie was compensated $2,780 for his services in the fiscal year 2004.

As of June 30, 2004, Stanley Paulus resigned as Secretary of the Company. Mark Rauscher became Secretary on June 30, 2004. Mr. Rauscher received no compensation for his services in the fiscal year 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of                 Amount of                         Percent of
Beneficial Owner                    Beneficial Ownership                   Class
----------------                    --------------------                   -----
Stanley Paulus                      4,509,187                              14.8%
601 W. Shaw Suite D                 (3,909,187 shares currently
Clovis, CA  93615                   held in escrow to be returned
                                    to treasury)


Rita Paulus                         950,000 shares                         3.1%
601 W. Shaw Suite D                 (950,000 shares currently
Clovis, CA  93615                   held in escrow to be returned
                                    to treasury)

Harold Dahl                         1,000,000 shares                       3.3%
PO Box 434
Fairview, MT 59221


Gaia Inc.
350 Center Street Suite 500         2,000,000 shares                       6.6%
Reno, NV 89501                      (2,000,000 shares currently
                                    held in escrow to be returned
                                    to treasury)


Mark Rauscher                       1,000,000 shares                       3.3%
337 Hillview Drive
Gurnee, IL  60031

Michael Wynhoff                     975,218 shares                         3.2%
1228 Carlisle Avenue
Racine, WI 53404

Michael Michie                      19,500 shares                         0.01%
4809 5th Avenue
Kenosha, WI  53140

Item 12. Certain Relationships and Related Transactions.

Related Party Transaction:
On June 17, 2004 Stan Paulus and Rita Paulus offered to purchase from the Company the complete inventory item known as "technical books for resale" for the sum of $121,479.68 in the form of 4,859,187 shares of their Pacific Sands common stock based on the market vale of the stock on that day of 2.5 cents per share, or the average of the prevailing best bid of 2 cents per share and the prevailing best ask of 3 cents per share. The selling price represented a $28,520.32 reduction in the stated value of the books of $150,000.

Company President Michael Wynhoff and VP of Marketing and sales, Michael Michie determined after examining the inventory that the costs associated with shipping the books to the new company location, storage, insurance and advertising and sales expenses would far exceed the $28,520.32 discount and agreed to the sale. At the end of this fiscal year, the 4,959,187 shares of stock were held in escrow, pending the completion of the transaction.

On June 15, 2004, the Company was approached by a representative of Gaia Media, wishing to sell 2,000,000 shares of Pacific Sands common stock for $19,550. As this price was far below market value at the time, the Company accepted and purchased the stock from Gaia Media. At the end of the fiscal year, that stock was held in escrow.

On June 15, 2004 the Company was approached by David Anderson, wishing to sell 700,000 shares of Pacific Sands common stock for $10,000. As this price was far below market value at the time, management accepted the offer and the stock is currently being held in escrow pending the completion of the transaction.


Item 13. Exhibits.

Attached Exhibits

-------- --------------------------------------------------------------- -------
EXHIBIT   NAME                                                            PAGE
NUMBER                                                                    NUMBER
-------- --------------------------------------------------------------- -------
(31)     Certification                                                    17

(32)     Certification  - Rule ss.1350                                    20

 (7)     Correspondence dated October 8, 2004, from Frank L. Sassetti &   21
         Company, Independent Auditors, regarding non-reliance upon a previously issued audit report and completed interim reviews


Item 14. Principal Accountant Fees and Services.

Audit Fees:

Alex D. Domantay & Assoc. charged the Company audit fees of $42,920.00 in the fiscal year 2004, which amount included the quarterly filings.

Alex D. Domantay & Assoc. charged the Company audit fees of $32,000.00 in the fiscal year 2003, which amount included the quarterly filings


Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Pacific Sands, Inc.
By  /s/ Michael Wynhoff
     Michael Wynhoff, CEO, Director

Date: October 11, 2004

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Michie
        Michael Michie, CFO, Director

Date: October 11, 2004


By: /s/ Mark Rauscher
        Mark Rauscher, Secretary, Director

Date: October 11, 2004

                          INDEX TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                         Page
REPORT OF INDEPENDENT REGISTERED PUBLIC
    ACCOUNTING FIRM                                                       F-2

FINANCIAL STATEMENTS

Balance Sheet                                                             F-3

Statements of Operations                                                  F-4

Statements of Stockholders' Equity                                        F-5

Statements of Cash Flows                                                  F-6

Notes to Financial Statements                                         F-7 - F-11


                                      -F1-

                             Frank L. Sassetti & Co.

                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheet of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2004, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's abilty to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


/s/ Frank L. Sassetti & Co.

October 8, 2004
Oak Park, Illinois


                6611 W. North Avenue * Oak Park, Illinois 60302 *
                   Phone (708) 386-1433 * Fax (708) 386-0139


                                      -F2-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                                  BALANCE SHEET

                                  JUNE 30, 2004


                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash and cash equivalents                                          $    44,098
 Trade receivables (net of allowance for doubtful
 accounts of $176,223)                                                   63,301
 Inventories                                                              5,598
 Prepaid expenses                                                           925
                                                                    -----------
        Total and Current Assets                                    $   113,922
                                                                    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                   $    17,198
 Accrued expenses                                                        40,237
 Notes payable                                                           50,792
                                                                    -----------
        Total Current Liabilities                                       108,227
                                                                    -----------
LONG TERM LIABILITIES
 Accrued officers' salaries                                             100,000
                                                                    -----------
        Total Long Term Liabilities                                     100,000
                                                                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock                                                            30,299
 Additional paid in capital                                           2,560,602
 Treasury stock, at cost                                                 (5,514)
 Accumulated deficit                                                 (2,558,212)
 Less: Due from shareholder                                            (121,480)
                                                                    -----------
        Total Stockholders' Equity                                      (94,305)
                                                                    -----------
        Total Liabilities and Stockholders' Equity                  $   113,922
                                                                    ===========

                  The accompanying notes are an integral part
                           of the financial statements

                                      -F3-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                       2003
                                                      2004          (Restated)
                                                 -------------     -------------
NET SALES                                        $     61,703      $     61,254

COST OF SALES                                          11,612            21,398
                                                 -------------     -------------
  GROSS PROFIT                                         50,091            39,856

SELLING AND
  ADMINISTRATIVE EXPENSES                             225,277           372,916
                                                 -------------     -------------
  LOSS FROM OPERATIONS                               (175,186)         (333,060)
                                                 -------------     -------------
OTHER INCOME
  Forgiveness of debt                                  36,415
                                                 -------------     -------------
  LOSS BEFORE INCOME TAXES                           (138,771)         (333,060)

INCOME TAXES
                                                 -------------     -------------
  NET LOSS                                       $   (138,771)     $   (333,060)
                                                 =============     =============

BASIC AND DILUTED NET LOSS
  PER SHARE                                      $     (0.005)     $     (0.012)
                                                 -------------     -------------
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES                                           27,898,092        26,931,373
                                                 =============     =============

                  The accompanying notes are an integral part
                           of the financial statements

                                                         PACIFIC SANDS, INC.
                                                   DBA NATURAL WATER TECHNOLOGIES

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       JUNE 30, 2004 AND 2003

                                 Common Stock                           Treasury Stock
                                 ------------                           --------------
                             Number of             Additional Paid    Number of                Accumulated   Shareholder
                              Shares      Amount    In Capital        Shares      Amount        Deficit     Receivable      Total
                           ----------    -------    ----------       ---------   ---------   ------------   ----------   ----------
Balance at July 1, 2002    19,648,873    $19,649    $2,032,128       (320,523)   $(40,189)   $(2,086,381)   $            $ (74,793)

Issuance of common stock
  For professional services 4,050,000      4,050       134,775        311,523      34,675                                  173,500

  For distribution rights   1,000,000      1,000        39,000                                                              40,000

  For technical and
   environmental books      3,750,000      3,750       146,250                                                             150,000

  For office expenses         100,000        100         3,900                                                               4,000

  For cash                    250,000        250         9,750                                                              10,000

Net loss (Restated)                                                                             (333,060)                 (333,060)
                           ----------    -------    ----------       ---------   ---------   ------------   ----------   ----------
Balance at June 30,
 2003 (Restated)           28,798,873     28,799     2,365,803         (9,000)     (5,514)    (2,419,441)                  (30,353)

Cancellation of
 distribution rights       (1,000,000)    (1,000)      (39,000)                                                            (40,000)

Issuance of common stock
  for cash                  2,500,000      2,500        72,500                                                              75,000

Forgiveness of officers'
  salaries                                             189,819                                                             189,819

Sale of inventory to
  shareholder                                          (28,520)                                              (121,480)    (150,000)

Net loss                                                                                        (138,771)                 (138,771)
                           ----------    -------    ----------       ---------   ---------   ------------   ----------   ----------
Balance at June 30, 2004   30,298,873    $30,299    $2,560,602         (9,000)   $ (5,514)   $(2,558,212)   $(121,480)   $ (94,305)
                           ==========    =======    ==========       =========   =========   ============   ==========   ==========

                                             The accompanying notes are an integral part
                                                     of the financial statements

                                                                -F5-

                               PACFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2004 AND 2003
                                                                        2003
                                                           2004      (Restated)
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(138,771)   $(333,060)
  Adjustments to reconcile net loss to net
        cash used in operating activities -
        Depreciation                                        1,380        1,840
        Loss from disposal of equipment                     1,032
        Common shares and rights issued for
          services and compensation                                    332,500
        Changes in assets and liabilities -
          Trade accounts receivable                        62,775       54,644
          Inventories                                      (2,654)    (143,098)
          Prepaid expenses                                    497       (1,422)
          Accounts payable                                (37,380)       7,120
          Other current liabilities                        35,028        2,278
          Wages payable                                    67,500       46,500
                                                        ----------   ----------
             Net Cash Used in Operating Activities        (10,593)     (32,698)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes                                12,500       20,000
        Payment of notes                                  (37,500)      (1,500)
        Issuance of common stock                           75,000       10,000
                                                        ----------   ----------
             Net Cash Provided by Financing Activities     50,000       28,500
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       39,407       (4,198)

CASH AND CASH EQUIVALENTS
  Beginning of year                                         4,691        8,889
                                                        ----------   ----------
  End of year                                           $  44,098    $   4,691
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for
  Interest                                              $    --      $    --
                                                        ==========   ==========
  Income taxes                                          $    --      $    --
                                                        ==========   ==========

SUPPLEMENTAL INFORMATION FROM NONCASH INVESTING AND FINANCING
  ACTIVITIES

  Issuance of distribution rights and shares            $            $  40,000
  Cancellation of distribution rights and shares        $ (40,000)   $
  Sale of technical and environmental books
   to stockholder for shares of stock                   $ 150,000    $
  Forgiveness of accrued officer/stockholder salaries   $ 189,819    $

                   The accompanying notes are an integral part
                           of the financial statements

                                      -F6-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Pacific Sands, Inc. doing business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994 with an original authorized capital stock of 25,000 shares of $0.001 par value which was increased to 20,000,000 shares in 1997 with the same par value. On May 6, 2002, the authorized capital stock was increased to 50,000,000 shares.
           The Company manufactures and distributes nontoxic cleaning and water treatment products with applications ranging from home spas and swimming pools to cleaning and pet care.

     Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

     Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to five years primarily using the straight-line method. Depreciation charges totaled $1,380 and $1,840 during the years ended June 30, 2004 and 2003, respectively.

     Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

     Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During fiscal years ended June 30, 2004 and 2003, advertising and promotion costs totaled $451 and $11,237, respectively.

     Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) 109. Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Basic and Diluted Net Loss Per Share - Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.


                                      -F7-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

     Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

2.   INVENTORIES

          Inventories consist exclusively of raw materials because of the transitional state of the Company at June 30, 2004.

3.   NOTES PAYABLE

          Notes payable consist of various small unsecured notes to stockholders at rates fluctuating up to 8%. Management has not accrued any interest since it intends to restructure its debt.

4.   DISTRIBUTION RIGHTS

          During the year ended June 30, 2004, the Company cancelled the distribution rights on 1,000,000 shares of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholders' equity.

5.   LEASE COMMITMENT

          The Company entered into a one year lease expiring May 31, 2005 for 11,000 square feet of office and warehouse space for $576 per month. The Company is responsible for insuring the premises. Rent expense was approximately $8,800 and $8,000 for the years ended June 30, 2004 and 2003, respectively.


                                      -F8-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

6.   BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.
                                                        Year Ended June 30,
                                                        -------------------

                                                      2004              2003
                                                 -------------     -------------
      Basic and diluted loss per share:
        Numerator:
          Net loss                               $   (138,771)     $   (333,060)
                                                 -------------     -------------
      Denominator:
        Basic and diluted weighted average
          number of common shares outstanding
          during the period                        27,898,092        26,931,373
                                                 -------------     -------------
      Basic and diluted loss per share           $     (0.005)     $     (0.012)
                                                 =============     =============
7.   INCOME TAXES

          The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

          The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2004 are as follows:

      Deferred tax asset
      Net operating loss carryforwards                      $ 642,900

      Valuation allowance                                    (642,900)
                                                            ----------
      Net deferred tax asset                                $      -
                                                            ==========
          At June 30, 2004, the Company has a net operating loss carryforwards for Federal tax purposes of approximately $1,714,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

8.   RELATED PARTY TRANSACTIONS AND FORGIVENESS OF
     INDEBTEDNESS

          On June 15, 2004, Stan and Rita Paulus resigned as officers of the Company and were replaced by a new management team. As part of the transition in management, several transactions occurred which are identified below.


                                      -F9-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

8.   RELATED PARTY TRANSACTIONS AND FORGIVENESS OF INDEBTEDNESS (CONTINUED)

          The Paulus' agreed to waive certain unpaid compensation ($189,819) from the Company except for $100,000, which shall be paid in full within two years of the transition date.

          The Paulus' purchased from the Company the inventory known as "technical books" for $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there is an additional write down of the inventory of $28,520. This amount is recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares were held in escrow by legal counsel at June 30, 2004, the value of the shares has been recorded as due from shareholder as of the balance sheet date. In addition, restricted common stock was sold to new shareholders, the proceeds were deposited into this escrow fund and certain obligations of the Company were satisfied from these funds. As of June 30, 2004, the cash in escrow totaled $ 19,550.

          The new management team has reviewed the aged outstanding trade payables and trade receivables and concluded that $36,044 of net trade payables are extinguished.

9.   CONTINGENCIES

          The Company was involved in a lawsuit with a supplier for non-payment of invoices. This matter concerned what the Company believed were deficiencies in the work of the supplier. The parties entered into a settlement agreement, wherein the supplier would perform repairs to their work and then the Company would pay. Since no action has been performed by the supplier and since the repairs can no longer be made, management has concluded to extinguish the debt.

          Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 is being contested for compliance requirements. The customer maintained that certain equipment did not work properly, while management contests that the equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and since there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $176,223 has been recorded.

10.  CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. One customer represented over 90% of the accounts receivable at June 30, 2004, however the Company no longer sells to this customer. No single customer or supplier accounts for greater than ten percent (10%) of the Company's sales or purchases.


                                      -F10-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

11.  GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2004, the Company had incurred cumulative losses of $2,558,212. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of the quarterly results of operations for the years ended June 30, 2004 and 2003:

                                           Quarter ended
                   -------------------------------------------------------------
                    September 30,   December 31,     March 31,       June 30,
                        2002            2002           2003            2003
                   --------------  -------------   ------------    -------------
Net sales          $     19,641    $     13,414    $     12,076    $     16,123

Gross profit             11,784           8,049           7,246          12,777

Net earnings (loss)    (181,288)        (37,290)        (42,390)        (72,092)

Net earnings (loss)
per share- basic
and diluted              (0.009)         (0.001)         (0.001)         (0.003)

Weighted average
 basic and diluted
 shares              19,648,873      26,931,373      28,698,873      28,748,873

                                           Quarter ended
                   -------------------------------------------------------------
                    September 30,   December 31,     March 31,       June 30,
                        2003            2003           2004            2004
                   --------------  -------------   ------------    -------------
Net sales          $     14,348    $     10,681    $     14,595    $     22,079

Gross profit             10,085          10,406          11,676          17,924

Net earnings (loss)     (23,585)        (26,950)       (116,092)         27,856

Net earnings (loss)
per share- basic
and diluted              (0.001)         (0.001)         (0.004)          0.001

Weighted average
basic and diluted
shares               28,192,047      27,789,873      27,789,873      27,817,346

                                      -F11-

EXHIBIT 31

CERTIFICATION

I, Michael Wynhoff, certify that:

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


Date: October 11, 2004


/s/ Michael Wynhoff
- ------------------------------------
Michael Wynhoff, Chief Executive Officer


EXHIBIT 31

CERTIFICATION

I, Michael Michie, certify that:

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


Date: October 11, 2004



/s/ Michael Michie
- ------------------------------------
Michael Michie, CFO

EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the June 30, 2004 Annual Report of Pacific Sands, Inc. (the "Registrant") on Form 10-KSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Wynhoff, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

     (i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: October 11, 2004                  /s/ Michael Wynhoff
                                            Michael Wynhoff
                                            Chief Executive Officer

EXHIBIT 7


FRANK L. SASSETTI & CO.
Certified Public Accountants
6611 W. North Ave
Oak Park, Ill 60302

Pacific Sands
1509 Rapids Drive
Racine, WI 53404
Attn: Audit committee

October 8, 2004

Gentlemen:

         This letter is to inform you that we do not intend to rely on the report of the predecessor auditor for the year ended June 30, 2003 as his independence may have been impaired. In addition we will issue review reports for the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004 since the predecessor auditor's license with the PCAOB lapsed in October 2003.

Sincerely,


/s/Frank L. Sassetti & Co.
Frank L. Sassetti & Co.