Form 10QSB
period 2004-09-30
PACIFIC SANDS INC
filed 2004-11-22
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                  (262)619-3261
                                  -------------
                           (Issuer's telephone number)


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

                                           Yes    X             No
                                               -------             -------

As of September 30, 2004, the Company had 30,298,973 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                               Yes         No X
                                                   ---       ---


PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

   Condensed Balance Sheet at September 30, 2004 (unaudited).................4

   Condensed Statements of Operations for the Three Months Ended
    September 30, 2004 and 2003 (unaudited)..................................5

   Condensed Statements of Stockholders' Equity
    September 30, 2004 and 2003 (unaudited)..................................6

   Condensed Statements of Cash Flows for the Three Months Ended
    September 30, 2004 and 2003 (unaudited)..................................7

   Notes to Condensed Financial Statements (unaudited).......................8


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................14

  Item 2.  Changes in Securities.............................................14

  Item 3.  Defaults Upon Senior Securities...................................14

  Item 4.  Submission of Matters to a Vote of Security Holders...............14

  Item 5.  Other Information.................................................14

  Item 6.  Exhibits and Reports on Form 8-K..................................14

  Signatures.................................................................14

                             Frank L. Sassetti & Co.

                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies


     We have reviewed the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of September 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 14, 2004, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

November 5, 2004
Oak Park, Illinois

  6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax
                                 (708) 386-0139

                          PACIFIC SANDS, INC.
                    DBA NATURAL WATER TECHNOLOGIES

                            BALANCE SHEETS
                 SEPTEMBER 30, 2004 AND JUNE 30, 2004

                                ASSETS
                                ------
                                                    September 30,
                                                        2004         June 30,
                                                     (A Review)        2004
                                                    ------------   ------------
CURRENT ASSETS
Cash and cash equivalents                           $    21,510    $    44,098
Trade receivables (net of allowance for doubtful
     accounts of $117,223 for both periods)              68,187         63,301
Inventories                                               6,324          5,598
Prepaid expenses                                                           925
                                                    ------------   ------------
     Total Current Assets                                96,021        113,922
                                                    ------------   ------------
PROPERTY AND EQUIPMENT
Manufacturing equipment                                   3,153
Office equipment                                          2,102
                                                    ------------   ------------
                                                          5,255
Less accumulated depreciation                               421
                                                    ------------   ------------
     Property and Equipment, net                          4,834
                                                    ------------   ------------
                                                    $   100,855    $   113,922
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                               $    21,386    $    17,198
     Accrued expenses                                    61,405         40,237
     Notes payable                                       50,292         50,792
                                                    ------------   ------------
               Total Current Liabilities                133,083        108,227
                                                    ------------   ------------

LONG TERM LIABILITIES
     Wages payable                                      100,000        100,000
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock                                        30,549         30,299
     Additional paid in capital                       2,637,052      2,560,602
     Treasury stock, at cost                             (5,514)        (5,514)
     Accumulated deficit                             (2,672,835)    (2,558,212)
     Less: due from shareholder                        (121,480)      (121,480)
                                                    ------------   ------------
               Total Stockholders' Equity              (132,228)       (94,305)
                                                    ------------   ------------
                                                    $   100,855    $   113,922
                                                    ============   ============


                  The accompanying notes are an integral part
                          of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (A Review)
                                                   2004                2003
                                               -------------       -------------

NET SALES                                      $     16,959        $     14,348
                                               -------------       -------------
COST OF SALES                                        10,542               5,022
                                               -------------       -------------
  GROSS PROFIT                                        6,417               9,326

SELLING AND
  ADMINISTRATIVE EXPENSES                           120,914              32,911
                                               -------------       -------------
LOSS FROM OPERATIONS                               (114,497)            (23,585)
                                               -------------       -------------
OTHER INCOME (EXPENSES)
   Interest expense                                  (3,000)
   Miscellaneous income                               2,874
                                               -------------       -------------
  Total Other Income(Expenses)                         (126)
                                               -------------       -------------
LOSS BEFORE INCOME TAXES                           (114,623)            (23,585)
                                               -------------       -------------
INCOME TAXES
                                               -------------       -------------
NET LOSS                                       $   (114,623)       $    (23,585)
                                               =============       =============
BASIC AND DILUTED NET LOSS
 PER SHARE                                     $     (0.004)       $     (0.001)
                                               =============       =============
BASIC AND DILUTED WEIGHTED
 AVERAGE SHARES                                  30,478,221          28,798,873
                                               =============       =============


                  The accompanying notes are an integral part
                          of the financial statements.

                                                       PACIFIC SANDS, INC.
                                                 DBA NATURAL WATER TECHNOLOGIES

                                               STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   SEPTEMBER 30, 2004 AND 2003
                                                           (A Review)

                                Common Stock                         Treasury Stock
                           Number of              Additional Paid  Number of            Accumulated    Shareholder
                            Shares        Amount      In Capital   Shares    Amount      Deficit      Receivable       Total
                          -----------   ---------    -----------   -------   --------   ------------   ----------   ----------
Balance at June 30,
 2003, Restated           28,798,873    $  28,799    $ 2,365,803   (9,000)   $(5,514)   $(2,419,441)   $            $ (30,353)

Cancellation of
 Distribution Rights      (1,000,000)      (1,000)       (39,000)                                                     (40,000)

Net loss                                                                                    (23,585)                  (23,585)
                          -----------   ---------    -----------   -------   --------   ------------   ----------   ----------
Balance at September 30,
 2003                      27,798,873    $  27,799    $ 2,326,803   (9,000)   $(5,514)   $(2,443,026)   $            $ (93,938)
                          ===========   =========    ===========   =======   ========   ============   ==========   ==========

Balance at June 30, 2004  30,298,873    $  30,299    $ 2,560,602   (9,000)   $(5,514)   $(2,558,212)   $(121,480)   $ (94,305)

Issuance of Common Stock:
 For Cash                    250,000          250          9,750                                                       10,000

Below market rate stock
 options granted                                          66,700                                                       66,700

Net loss                                                                                   (114,623)                 (114,623)
                          -----------   ---------    -----------   -------   --------   ------------   ----------   ----------
Balance at September 30,
 2004                      30,548,873    $  30,549    $ 2,637,052   (9,000)   $(5,514)   $(2,672,835)   $(121,480)   $(132,228)
                          ===========   =========    ===========   =======   ========   ============   ==========   ==========

                                           The accompanying notes are an integral part
                                                  of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            2004         2003
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(114,623)   $ (23,585)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities -
 Depreciation                                                  421          460
 Compensation of below market stock
  options granted                                           66,700
Changes in assets and liabilities -
   Trade accounts receivable                                (4,886)       5,532
   Inventories                                                (726)         558
   Prepaid insurance                                           925          859
   Accounts payable and other current liabilities           25,356       (4,678)
   Wages payable                                                         22,500
                                                         ----------   ----------
        Net Cash Provided by (Used in)
            Operating Activities                           (26,833)       1,646
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of equipment                                     (5,255)
                                                         ----------   ----------
        Net Cash Used in Investing Activities               (5,255)
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                   10,000
 Repayment of notes payable                                   (500)
                                                         ----------   ----------
        Net Cash Provided by Financing Activities            9,500
                                                         ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (22,588)       1,646
CASH AND CASH EQUIVALENTS
  Beginning of year                                         44,098        4,691
                                                         ----------   ----------
  End of year                                            $  21,510    $   6,337
                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
 Cash paid during the three months for
 Interest                                                $            $
                                                         ==========   ==========
 Income taxes                                            $            $
                                                         ==========   ==========
SUPPLEMENTAL INFORMATION FROM
  NONCASH FINANCING ACTIVITIES
   Cancellation of distribution rights                   $            $  40,000
                                                         ==========   ==========


                  The accompanying notes are an integral part
                          of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

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

     Interim Financial Statements - The balance sheet as of September 30, 2004 and the statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2004 and 2003, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004 and the results of operations and cash flows for the three months ended September 30, 2004 and 2003.

     Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

     Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to five years primarily using the straight-line method. Depreciation charges totaled $421 and $460 in 2004 and 2003, respectively.

     Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

     Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During three months ended September 30, 2004 and 2003, advertising and promotion costs totaled $1,179 and $150, respectively.

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

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     CONTINUED

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

2.   INVENTORIES

          Inventories as of September 30, 2004 and June 30, 2004 consisted of the following

                                    September 30,       June 30,
                                        2004              2004
                                       ------            ------
                  Raw materials        $4,787            $5,598
                  Finished goods        1,537
                                       ------            ------
                                       $6,324            $5,598
                                       ======            ======

3.   NOTES PAYABLE

          Notes payable consist of various small unsecured notes to shareholders at rates fluctuating up to 8%. Management has not accrued any interest since it intends to restructure its debt.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

4.   DISTRIBUTION RIGHTS

          During the quarter ended September 30, 2003, the Company cancelled the distribution rights on 1,000,000 of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholders' equity.

5.   STOCK-BASED COMPENSATION

          The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net losses for the three months ended September 30, 2004 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. See Note 7 for further information on stock-based compensation. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting fof Stock-Based Compensation," to stock-based employee compensation for the respective years:

                                                            2004         2003
                                                         ----------   ----------

Net  losses, as reported                                 $(114,623)   $ (23,585)
  Add: stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects        66,700
Deduct: total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects      (502,000)
                                                         ----------   ----------
Pro forma net losses                                     $(549,923)   $ (23,585)
                                                         ==========   ==========
Basic and diluted loss per share:
            As reported                                  $  (0.004)   $  (0.001)
            Pro forma                                       (0.016)      (0.001)

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

6.   LEASE COMMITMENT

          The Company entered into a one year lease expiring May 31, 2005 for 11,000 square feet of office and warehouse space for $576 per month. The Company is responsible for insuring the premises. Rent expense was approximately $800 and $2,108 for the three months ended September 30, 2004 and 2003, respectively.

7.   BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 4,100,000 shares of exercisable potentially dilutive options outstanding as of September 30, 2004. There were no options outstanding at September 30, 2003.

                                                    Three Months Ended Sept. 30,
                                                       2004             2003
                                                   -------------   -------------
Basic and diluted loss per share:
  Numerator:
    Net loss                                       $   (114,623)   $    (23,585)
                                                   -------------   -------------
  Denominator:
    Basic and diluted weighted average number of
      common shares outstanding during
      the period                                     30,478,221      28,798,873
                                                   -------------   -------------

  Basic and diluted loss per share                 $     (0.004)   $     (0.001)
                                                   =============   =============

          Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

8.   INCOME TAXES

          The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

8.   INCOME TAXES - CONTINUED

          The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2004 are as follows:

      Deferred tax asset

      Net operating loss carryforwards                $ 642,900

      Valuation allowance                              (642,900)
                                                      ----------
      Net deferred tax asset                          $      -
                                                      ==========

          At September 30, 2004, the Company has net operating loss carryforwards for Federal tax purposes of approximately $1,714,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

9.   RELATED PARTY TRANSACTIONS AND FORGIVENESS OF DEBT

          On June 15, 2004, Stan and Rita Paulus resigned as officers and board members of the Company and were replaced by a new management team. As part of the transition in management, several transactions occurred which are all recorded below.

          Stan and Rita agreed to waive all unpaid compensation from the Company except for $100,000, which shall be paid in full within two years of the transition date.

          The Paulus' purchased from the Company the inventory known as "technical books" for the sum of $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there was an additional write down of the inventory of $28,500. This amount was recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares are still being held in escrow by legal council, the transaction has been recorded as due from shareholder as of September 30, 2004 and June 30, 2004.

          The new management team has reviewed the old outstanding trade payables and trade receivables and concluded that $36,044 of trade payables should be forgiven.

10.  SUBSEQUENT EVENT

          Subsequent to September 30, 2004, 268,656 shares of stock were issued by the Company to convert $15,000 of stockholder debt to equity. In addition, options were exercised totaling 2,633,333 shares of stock.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

11.  CONTINGENCIES

          The Company was involved in a lawsuit with a supplier for withholding payment. This matter concerned what the Company believed were deficiencies in the work of the supplier. The parties entered a settlement agreement, wherein the supplier would perform repairs to their work and then the Company would pay. Since no action has been performed by the supplier and since the repairs can no longer be made, management has decided to abandon the debt (see Note 9).

          Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $176,223 exists. No bad debt expense was recorded in the statement of operations for the three monthe ended September 30, 2004 or 2003.

12.  CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. One customer represented over 90% of the accounts receivable at September 30, 2004 or June 30, 2004. (See Note 11), however the Company no longer sells to this customer. No single customer or supplier accounts for greater than ten percent(10%) of the Company's sales or purchases.

13.  GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2004, the Company had incurred cumulative losses of $2,672,835. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan.

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

                  None

      Item 3.     Defaults Upon Senior Securities

                  None.

      Item 4.     Submission of Matters to a Vote of Security Holders

                  No matters were submitted to the security holders for a vote during this quarter.

      Item 5.     Other Information

                There is no other information deemed material by management for disclosure herein.

      Item 6.     Exhibits and Reports on Form 8-K

Attached Exhibits

------------------------- ----------------------------------------- ----------
EXHIBIT NUMBER            NAME                                      PAGE
                                                                    NUMBER
------------------------- ----------------------------------------- ----------

(99)                      Certification                             (15)

                          Certification  - Rule ss.1350             (16-17)

                  Reports on Form 8-K

                  Inapplicable


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PACIFIC SANDS, INC.

                                          By:  /s/ Michael Michie
                                               ------------------
                                                   Michael Michie
                                          Chief Financial Officer
      Dated: November 19, 2004

                                                                      EXHIBIT 99


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the September 30, 2004 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stan Paulus, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

     (i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: November 19, 2004                    /s/ Michael Michie
                                            Michael Michie
                                            Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Michael Wynhoff, certify that:

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


Date: November 19, 2004



/s/ Michael Wynhoff
----------------------------------------
Michael Wynhoff, Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Michael Michie, certify that:

7.   I have reviewed this quarterly report on Form 10-QSB of Pacific Sands, Inc.

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

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


Date: November 19, 2004



/s/ Michael Michie
---------------------------------------
Michael Michie, Chief Financial Officer