Form 10QSB
period 2004-12-31
PACIFIC SANDS INC
filed 2005-02-15
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________



                               Pacific Sands, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                       88-0322882
--------------------------------                   -------------------
State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

                       1509 Rapids Drive, Racine, WI 53404
                       -----------------------------------
                    (Address of principal executive offices)

                                  (262)619-3261
                           --------------------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of December 31, 2004, the Company had 30,298,973 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                  Yes                  No    X
                                      -------             -------

PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

   Condensed Balance Sheet at December 31, 2004 (unaudited)..................4

   Condensed Statements of Operations for the Three Months Ended
    December 31, 2004 and 2003 (unaudited)...................................5

   Condensed Statements of Stockholders' Equity
    December 31, 2004 and 2003 (unaudited)...................................6

   Condensed Statements of Cash Flows for the Three Months Ended
    December 31, 2004 and 2003 (unaudited)...................................7

   Notes to Condensed Financial Statements (unaudited).......................8


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................15

  Item 2.  Changes in Securities.............................................15

  Item 3.  Defaults Upon Senior Securities...................................15

  Item 4.  Submission of Matters to a Vote of Security Holders...............15

  Item 5.  Other Information.................................................15

  Item 6.  Exhibits and Reports on Form 8-K..................................15

  Signatures.................................................................15

                             Frank L. Sassetti & Co.

                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies

       We have reviewed the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of December 31, 2004 and the related statements of operations for the three and six months ended December 31, 2004 and 2003, and the statements of stockholders' equity and cash flows for the six months ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

       We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States. -

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

       We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 14, 2004, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

January 19, 2005
Oak Park, Illinois

    6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 *
                               Fax (708) 386-0139

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                                 BALANCE SHEETS

                       DECEMBER 31, 2004 AND JUNE 30, 2004

                                     ASSETS
                                     ------
                                                     December 31,
                                                         2004         June 30,
                                                     (A Review)         2004
                                                     -----------    -----------
CURRENT ASSETS

Cash and cash equivalents                            $    35,305    $    44,098
Trade receivables (net of allowance for doubtful
     accounts of $176,223 for both periods)               69,182         63,301
Inventories                                               10,946          5,598
Prepaid expenses                                           2,357            925
                                                     -----------    -----------
     Total Current Assets                                117,790        113,922
                                                     -----------    -----------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                     2,798
Manufacturing equipment                                    3,153
Office equipment                                           1,852
                                                     -----------    -----------
                                                           7,803
Less accumulated depreciation                              1,019
                                                     -----------    -----------
     Property and Equipment, net                           6,784
                                                     -----------    -----------
                                                     $   124,574    $   113,922
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                $    26,779    $    17,198
     Accrued expenses                                     67,415         40,237
     Notes payable                                        48,292         50,792
                                                     -----------    -----------
               Total Current Liabilities                 142,486        108,227
                                                     -----------    -----------

LONG TERM LIABILITIES
     Wages payable                                       107,485        100,000
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock                                         34,185         30,299
     Additional paid in capital                        2,707,315      2,560,602
     Treasury stock, at cost                              (5,514)        (5,514)
     Accumulated deficit                              (2,739,903)    (2,558,212)
     Less: due from shareholder                         (121,480)      (121,480)
                                                     -----------    -----------
               Total Stockholders' Equity               (125,397)       (94,305)
                                                     -----------    -----------
                                                     $   124,574    $   113,922
                                                     ===========    ===========

                  The accompanying notes are an integral part
                          of the financial statements.

                                    PACIFIC SANDS, INC.
                              DBA NATURAL WATER TECHNOLOGIES

                                 STATEMENTS OF OPERATIONS

                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                        (A Review)

                                    Three Months Ended             Six Months Ended
                                       December 31,                  December 31,
                              ----------------------------   ----------------------------
                                  2004            2003           2004            2003
                              ------------    ------------   ------------    ------------
NET SALES                     $     20,019    $     10,681   $     36,817    $     25,029

COST OF SALES                        4,903            (484)        15,271           4,538
                              ------------    ------------   ------------    ------------
GROSS PROFIT                        15,116          11,165         21,546          20,491

SELLING AND
  ADMINISTRATIVE EXPENSES           81,276          38,115        203,127          71,026
                              ------------    ------------   ------------    ------------
LOSS FROM OPERATIONS               (66,160)        (26,950)      (181,581)        (50,535)
                              ------------    ------------   ------------    ------------

OTHER INCOME (EXPENSES)
   Interest expense                                                (3,000)
   Miscellaneous income                                             2,890
                              ------------    ------------   ------------    ------------
  Total Other Income(Expenses)                                       (110)
                              ------------    ------------   ------------    ------------

LOSS BEFORE INCOME TAXES           (66,160)        (26,950)      (181,691)        (50,535)
                              ------------    ------------   ------------    ------------
INCOME TAXES
                              ------------    ------------   ------------    ------------
NET LOSS                      $    (66,160)   $    (26,950)  $   (181,691)   $    (50,535)
                              ============    ============   ============    ============
BASIC AND DILUTED NET LOSS
PER SHARE                     $     (0.002)   $     (0.001)  $     (0.006)   $     (0.002)
                              ============    ============   ============    ============
BASIC AND DILUTED WEIGHTED
AVERAGE SHARES                  32,618,523      27,798,873     31,554,220      27,994,525
                              ============    ============   ============    ============

                        The accompanying notes are an integral part
                               of the financial statements.

                                            -5-

                                                      PACIFIC SANDS, INC.
                                                 DBA NATURAL WATER TECHNOLOGIES

                                               STATEMENTS OF STOCKHOLDERS' EQUITY

                                          SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                                           (A Review)

                                Common Stock                         Treasury Stock
                                ------------                         --------------
                           Number of              Additional Paid  Number of            Accumulated    Shareholder
                            Shares        Amount      In Capital   Shares    Amount      Deficit      Receivable       Total
                          -----------   ---------    -----------   -------   --------   ------------   ----------   ----------
Balance at June 30,
 2003,                    28,798,873    $  28,799    $ 2,365,803   (9,000)   $(5,514)   $(2,419,441)   $            $ (30,353)

Cancellation of
 Distribution Rights      (1,000,000)      (1,000)       (39,000)                                                     (40,000)

Net loss                                                                                    (50,535)                  (50,535)
                          -----------   ---------    -----------   -------   --------   ------------   ----------   ----------
Balance at December 31,
 2003                      27,798,873    $  27,799    $ 2,326,803   (9,000)   $(5,514)   $(2,469,976)   $            $(120,888)
                          ===========   =========    ===========   =======   ========   ============   ==========   ==========

Balance at June 30, 2004  30,298,873    $  30,299    $ 2,560,602   (9,000)   $(5,514)   $(2,558,212)   $(121,480)   $ (94,305)

Issuance of Common Stock:
 For Cash                  2,904,969          905         49,541                                                       50,446
 For Options Excercised    2,633,333        2,633          9,667                                                       12,300
 For Cancellation of Debt    347,481          348         20,805                                                       21,153

Below market rate stock
 options granted                                          66,700                                                       66,700

Net loss                                                                                   (181,691)                 (181,691)
                          -----------   ---------    -----------   -------   --------   ------------   ----------   ----------
Balance at December 31,
 2004                      36,184,656   $  34,185    $ 2,707,315   (9,000)   $(5,514)   $(2,739,903)   $(121,480)   $(125,397)
                          ===========   =========    ===========   =======   ========   ============   ==========   ==========

                                           The accompanying notes are an integral part
                                                  of the financial statements.


                                                              -6-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (A Review)

                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(181,691)   $ (50,535)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities -
    Depreciation                                             1,019          920
    Compensation of below market stock
     options granted                                        66,700
    Changes in assets and liabilities -
     Trade accounts receivable                              (5,881)       4,579
     Inventories                                            (5,348)       2,944
     Prepaid insurance                                      (1,432)        (744)
     Accounts payable and other current liabilities         42,912         (179)
     Wages payable                                           7,485       45,000
                                                         ---------    ---------
      Net Cash Provided by (Used in)
        Operating Activities                               (76,236)       1,985
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                    (7,803)
                                                         ---------    ---------

      Net Cash Used in Investing Activities                 (7,803)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                  50,446
  Issuance of common stock - exercise of options            10,300
  Issuance of notes payable                                 15,000
  Repayment of note payable                                   (500)      (5,000)
                                                         ---------    ---------

      Net Cash Provided by (Used in)
        Financing Activities                                75,246       (5,000)
                                                         ---------    ---------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                (8,793)      (3,015)

CASH AND CASH EQUIVALENTS
  Beginning of period                                       44,098        4,691
                                                         ---------    ---------

  End of period                                          $  35,305    $   1,676
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
   Cash paid during the six months for
   Interest                                              $            $
                                                         =========    =========
   Income taxes                                          $            $
                                                         =========    =========

SUPPLEMENTAL INFORMATION FROM
 NONCASH FINANCING ACTIVITIES
  Cancellation of distribution rights                    $            $  40,000
                                                         =========    =========
  Conversion of debt to equity                           $  21,153    $
                                                         =========    =========
  Conversion of debt to equity -
        options exercised                                $   2,000    $
                                                         =========    =========

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

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

     Interim Financial Statements - The balance sheet as of December 31, 2004 and the statements of operations for the three and six months ended December 31, 2004 and 2003, and the statements of stockholders' equity and cash flows for the six months ended December 31, 2004 and 2003, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of December 31, 2004 and the results of operations and cash flows for the six months ended December 31, 2004 and 2003.

     Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

     Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to five years primarily using the straight-line method. Depreciation charges totaled $1,019 and $920 in 2004 and 2003, respectively.

     Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

     Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the six months ended December 31, 2004 and 2003, advertising and promotion costs totaled $3,569 and $200, respectively.

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

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

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

2.   INVENTORIES

          Inventories as of December 31, 2004 and June 30, 2004 consisted of the following.

                                   December 31, 2004       June 30, 2004
                                   -----------------     -----------------
                 Raw materials              $ 7,841               $ 5,598

                 Finished goods               3,105
                                   -----------------     -----------------

                                            $10,946               $ 5,598
                                   =================     =================

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

3.   NOTES PAYABLE

          Notes payable consist of various small unsecured notes to shareholders/officers at rates fluctuating up to 8%. Management accrued $3,000 in interest which was converted to equity during the period ended December 31, 2004.

4.   DISTRIBUTION RIGHTS

          During the quarter ended September 30, 2003, the Company cancelled the distribution rights on 1,000,000 of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholders' equity.

5.   STOCK-BASED COMPENSATION

          The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net losses for the six months ended December 31, 2004 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. See Note 7 for further information on stock-based compensation. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective years:

                                                            Six Months Ended
                                                              December 31,
                                                            2004         2003
                                                         ----------   ----------

Net  losses, as reported                                 $(181,691)   $ (50,535)
  Add: stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects        66,700
Deduct: total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects       (70,000)
                                                         ----------   ----------
Pro forma net losses                                     $(184,991)   $ (50,535)
                                                         ==========   ==========
Basic and diluted loss per share:
            As reported                                  $  (0.006)   $  (0.002)
            Pro forma                                       (0.006)      (0.002)

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

5.   STOCK-BASED COMPENSATION - CONTINUED

          Employee stock options are as follows:

                                                      Price per share
                                                      ---------------
                                                                  Weighted
                                   Shares           Range         Average
                                   ------           -----         -------
Balance, June 30, 2004
   Granted                        6,100,000      $.001 - .10    $    0.031
   Exercised                     (2,633,333)      .001 - .03         0.005
   Cancelled
                                 -----------
Balance, December 31, 2004        3,466,667        .03 - .10          0.05
                                 ===========

        No options were issued during the six months ended June 30, 2003.

6.   LEASE COMMITMENT

          The Company entered into a one year lease expiring December 31, 2005 for 11,000 square feet of office and warehouse space for $1,176 per month. The Company is responsible for insuring the premises. Rent expense was approximately $2,280 and $4,000 for the six months ended December 31, 2004 and 2003, respectively.

7.   BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,466,667 shares of exercisable potentially dilutive options outstanding as of December 31, 2004. There were no options outstanding at December 31, 2003.

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------
Basic and diluted loss per share:
  Numerator:
   Net loss                                        $   (181,691)   $    (50,535)
                                                   -------------   -------------
Denominator:
  Basic and diluted weighted average number of
   common shares outstanding during
   the period                                        31,554,220      27,994,525
                                                   -------------   -------------

Basic and diluted loss per share                   $     (0.006)   $     (0.002)
                                                   =============   =============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

7.   BASIC AND DILUTED LOSS PER SHARE - CONTINUED

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2004            2003
                                                  -------------   -------------
Basic and diluted loss per share:
 Numerator:
  Net loss                                        $    (66,160)   $    (26,950)
                                                  -------------   -------------
Denominator:
 Basic and diluted weighted average number of
  common shares outstanding during
  the period                                        32,618,523      27,798,873
                                                  -------------   -------------

Basic and diluted loss per share                  $     (0.002)   $     (0.001)
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

          The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2004 are as follows:

      Deferred tax asset

      Net operating loss carryforwards       $ 663,600

      Valuation allowance                     (663,600)
                                             ----------
      Net deferred tax asset                 $      -
                                             ==========

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

8.   INCOME TAXES - CONTINUED

          At December 31, 2004, the Company has net operating loss carryforwards for Federal tax purposes of approximately $1,896,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

          The Paulus' purchased from the Company the inventory known as "technical books" for the sum of $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there was an additional write down of the inventory of $28,500. This amount was recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares are still being held in escrow by legal council, the transaction has been recorded as due from shareholder as of December 31, 2004 and June 30, 2004.

          The new management team has reviewed the old outstanding trade payables and trade receivables and concluded that $36,044 of trade payables should be forgiven.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2004 AND 2003 AND JUNE 30, 2004

10.  CONTINGENCIES

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

          Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $176,223 exists. No bad debt expense was recorded in the statement of operations for the six month ended December 31, 2004 or 2003.

11.  CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. One customer represented over 90% of the accounts receivable at December 31, 2004 or June 30, 2004. (See Note 10), however the Company no longer sells to this customer. For the six months ended December 31, 2004, one customer accounted for approximately thirty-four percent(34%) of the Company's sales or purchases.

12.  GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company had incurred cumulative losses of $2,739,903. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan.

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

                                                   PACIFIC SANDS, INC.

                                               By:  /s/ Michael Michie
                                                    ------------------
                                                        Michael Michie
                                               Chief Financial Officer
      Dated: February 14, 2005

                                                                      EXHIBIT 99

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the December 31, 2004 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Michie, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

(i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: February 14, 2005                    /s/ Michael Michie
                                            ------------------
                                            Michael Michie
                                            Chief Financial Officer

                                  CERTIFICATION

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


Date: February 14, 2005



/s/ Michael Wynhoff
------------------------------------
Michael Wynhoff, Chief Executive Officer

                                  CERTIFICATION

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


Date: February 14, 2005



/s/ Michael Michie
---------------------------------------
Michael Michie, Chief Financial Officer