Form 10QSB/A
period 2003-09-30
PACIFIC SANDS INC
filed 2005-02-25
CIK 1069799

WASHINGTON, D.C. 20549

                            FIRST AMENDED FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003, Amended

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

                                 (262) 619-3261
                           ---------------------------
                           (Issuer's telephone number)


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

                                                                   Yes No X
                                                                       ----

          PART I FINANCIAL INFORMATION

Item 1. Financial Statements as Amended

          Amended Condensed Balance Sheet at September 30, 2003 (unaudited)

          Amended Condensed Statements of Operations for the Quarter Ended September 30, 2003 and 2002 (unaudited)

          Amended Condensed Statements of Cash Flows for the Quarter Ended September 30, 2003 and 2002 (unaudited)

          Amended Notes to Condensed Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation

          PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          INDEX TO FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                            Page
                                                                            ----


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



                                      -F1-

                             Frank L. Sassetti & Co.

                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies

     We have reviewed the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of September 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 14, 2004, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

October 14, 2004
Oak Park, Illinois


    6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 *
                               Fax (708) 386-0139


                                      -F2-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                                 BALANCE SHEETS
                      SEPTEMBER 30, 2003 AND JUNE 30, 2003


                                     ASSETS
                                     ------

                                                   September 30, 2003  June 30,
                                                        Restated         2003
                                                       (A Review)      Restated
                                                     ------------   ------------
CURRENT ASSETS
Cash and cash equivalents                            $     6,337    $     4,691
Trade receivables (net of allowance for doubtful
     accounts of $117,859 for September 30, and
     June 30, 2003, respectively)                        120,544        126,076
Inventories                                              152,386        152,944
Prepaid expenses                                             563          1,422
                                                     ------------   ------------
     Total Current Assets                                279,830        285,133
                                                     ------------   ------------
PROPERTY AND EQUIPMENT
Office and computer equipment                             15,024         15,024
Less: accumulated depreciation                            13,072         12,612
                                                     ------------   ------------
     Property and Equipment, Net                           1,952          2,412
                                                     ------------   ------------
OTHER ASSETS
Distribution rights                                                      40,000
                                                     ------------   ------------
                                                     $   281,782    $   327,545
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                $    56,369    $    54,578
     Accrued expenses                                      2,240          5,209
     Notes payable                                        72,291         75,792
                                                     ------------   ------------
               Total Current Liabilities                 130,900        135,579
                                                     ------------   ------------
LONG TERM LIABILITIES
Accrued officers' salaries                               244,820        222,319
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
     Common stock                                         27,799         28,799
     Additional paid in capital                        2,326,803      2,365,803
     Treasury stock, at cost                              (5,514)        (5,514)
     Accumulated deficit                              (2,443,026)    (2,419,441)
                                                     ------------   ------------

               Total Stockholders' Equity                (93,938)       (30,353)
                                                     ------------   ------------
                                                     $   281,782    $   327,545
                                                     ============   ============


                  The accompanying notes are an integral part
                          of the financial statements.


                                      -F3-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (A Review)

                                                      2003             2002
                                                                    (Restated)
                                                 -------------     -------------
NET SALES                                        $     14,348      $     19,641

COST OF SALES                                           5,022             7,857
                                                 -------------     -------------
        GROSS PROFIT                                    9,326            11,784

SELLING AND
  ADMINISTRATIVE EXPENSES                              32,911           180,198
                                                 -------------     -------------
   LOSS BEFORE INCOME TAXES                           (23,585)         (168,414)
                                                 -------------     -------------

INCOME TAXES                                     -------------     -------------
   NET LOSS                                      $    (23,585)     $   (168,414)
                                                 =============     =============
BASIC AND DILUTED NET
   LOSS PER SHARE                                $     (0.001)     $     (0.009)
                                                 =============     =============
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES                                           28,192,047        19,648,873
                                                 =============     =============






                  The accompanying notes are an integral part
                          of the financial statements.








                                      -F4-

                                                      PACIFIC SANDS, INC.
                                                 DBA NATURAL WATER TECHNOLOGIES

                                             STATEMENTS OF OF STOCKHOLDERS' EQUITY
                                                  SEPTEMBER 30, 2003 AND 2002
                                                           (A Review)

                                   Common Stock                                           Treasury Stock
                                   ------------                                           --------------
                               Number of                      Additional Paid        Number of                    Accumulated
                                Shares      Amount       In Capital      Shares        Amount        Deficit         Total
                              ----------  -----------    -----------    ---------   ------------   ------------   ------------
Balance at June 30, 2002      19,648,873  $    19,649    $ 2,032,128    (320,523)   $   (40,189)   $(2,086,381)   $   (74,793)

Issuance of Common Stock
   For Professional Services   3,300,000        3,300         94,025     311,523         34,675                       132,000

   For Distribution Rights     1,000,000        1,000         39,000                                                   40,000

   For Technical and
    Environmental Books        3,750,000        3,750        146,250                                                  150,000

   For Office Expenses           100,000          100          3,900                                                    4,000

Net loss (Restated)                                                                                   (168,414)      (168,414)
                              ----------  -----------    -----------    ---------   ------------   ------------   ------------

Balance at September 30,
   2002 (Restated)            27,798,873  $    27,799    $ 2,315,303      (9,000)   $    (5,514)   $(2,254,795)   $    82,793
                              ==========  ===========    ===========    =========   ============   ============   ============

Balance at June 30,
   2003, Restated             28,798,873  $    28,799    $ 2,365,803      (9,000)   $    (5,514)   $(2,419,441)   $   (30,353)

Cancellation of Distribution
   Rights                     (1,000,000)      (1,000)       (39,000)                                                 (40,000)

Net loss                                                                                               (23,585)       (23,585)
                              ----------  -----------    -----------    ---------   ------------   ------------   ------------
Balance at September 30, 2003
(Restated)                    27,798,873  $    27,799    $ 2,326,803      (9,000)   $    (5,514)   $(2,443,026)   $   (93,938)
                              ==========  ===========    ===========    =========   ============   ============   ============


                                          The accompanying notes are an integral part
                                                  of the financial statements.

                                                              -F5-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (A Review)

                                                                         2003
                                                            2002      (Restated)
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (23,585)   $(168,414)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities -
   Depreciation                                                460          460
   Common shares, rights and notes issued for
    services and compensation                                           136,000
   Changes in assets and liabilities -
    Trade accounts receivable                                5,532          732
    Inventories                                                558        4,645
    Prepaid insurance                                          859
    Accounts payable and other current liabilities          (4,678)      (1,826)
    Wages payable                                           22,500       15,000
                                                         ----------   ----------

        Net Cash Provided by (Used in)
          Operating Activities                               1,646      (13,403)
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes                                                    20,000
                                                         ----------   ----------
        Net Cash Provided by Financing Activities                        20,000
                                                         ----------   ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                           1,646        6,597

CASH AND CASH EQUIVALENTS
  Beginning of period                                        4,691        8,889
                                                         ----------   ----------
  End of period                                          $   6,337    $  15,486
                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Cash paid during the three months for
Interest                                                 $            $
                                                         ==========   ==========
Income taxes                                             $            $
                                                         ==========   ==========
SUPPLEMENTAL INFORMATION FROM NONCASH
 FINANCING ACTIVITIES

   Issuance of distribution rights                       $            $  40,000
   Issuance of common stock for inventory                $            $ 150,000
   Cancellation of distribution rights                   $  40,000    $


                   The accompanying notes are an integral part
                          of the financial statements.


                                      -F6-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2003 AND 2002 AND JUNE 30, 2003

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

     Interim Financial Statements - The balance sheet as of September 30, 2003 and the statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003 and the results of operations and cash flows for the three months ended September 30, 2003 and 2002.

     Inventories  - Inventories  are stated at the lower of first-in,  first-out
     (FIFO) cost, or market.

     Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to five years primarily using the straight-line method. Depreciation charges totaled $460 in 2003 and 2002.

     Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

     Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the three months ended September 30, 2003 and 2002, advertising and promotion costs totaled $150 and $0, respectively.

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


                                      -F7-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2003 AND 2002 AND JUNE 30, 2003

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

          The financial statements have been restated due to the correction of an error in the duplication of certain expenses totaling $12,873 during the quarter ended September 30, 2002.

3.   INVENTORIES

          Inventories consisted of the following as of September 30, 2003 and June 30, 2003:

                                           September 30,   June 30,
                                               2003          2003
                                             --------      --------
                Raw materials and supplies   $  2,386      $  2,944

                Technical books for resale    150,000       150,000
                                             --------      --------
                                             $152,386      $152,944
                                             ========      ========

4.   NOTES PAYABLE

          Notes payable consist of various small unsecured notes to shareholders at rates fluctuating up to 8%. Management has not accrued any interest since it intends to restructure its debt.









                                      -F8-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2003 AND 2002 AND JUNE 30, 2003

5.   DISTRIBUTION RIGHTS

          During the quarter ended September 30, 2003, the Company cancelled the distribution rights on 1,000,000 of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholders' equity. The issuance of these rights had occurred during the quarter ended September 30, 2002.

6.   BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 4,100,000 shares of exercisable potentially dilutive options outstanding as of September 30, 2004. There were no options outstanding at September 30, 2003 and 2002.

                                                  Three Months Ended
                                                     September 30,
                                             -----------------------------
                                                  2003            2002
                                             -------------   -------------
     Basic and diluted loss per share:
      Numerator:
       Net loss                              $    (23,585)   $   (168,414)
                                             -------------   -------------
     Denominator:
      Basic and diluted weighted average
       number of common shares outstanding
       during the period                       28,192,047      19,648,873
                                             -------------   -------------
     Basic and diluted loss per share        $     (0.001)   $     (0.009)
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

          At September 30, 2003, the Company has a net operating loss carryforwards for Federal tax purposes of approximately $1,714,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.







                                      -F9-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2003 AND 2002 AND JUNE 30, 2003

8.   RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

          Stanley R. Paulus, the former President, served under a two-year employment contract renewed effective August 28, 2000 at compensation of $6,000 per month. The agreement provided for automatic two year renewals with any changes in terms or compensation to be negogiated 90 days before the contract ends. In addition, the agreement provided for incentive compensation based on debts and equity financing arranged by Mr. Paulus and such compensation may be paid in the form of common stock options at $0.01 per share.

          Rita M. Paulus, the former Treasurer, served under a two-year employment contract renewed effective August 28, 2000 at compensation of $1,500 per month. The agreement provided for automatic renewals with any changes in terms or compensation to be negogiated 90 days before the contract ends.

          The Company had been renting office and warehouse space from a company owned by the Paulus'. The lease was month to month and rent expense was approximately $2,000 for the three months ended September 30, 2003 and 2002.

          On June 15, 2004, Stan and Rita Paulus resigned as officers and board members and were replaced by a new management team. As part of the transition in management, several transactions occurred which are presented below.

          The Paulus' agreed to waive certain unpaid compensation from the Company except for $100,000, which shall be paid in full within two years of the transition date.

          The Paulus' purchased from the Company the inventory known as "technical books" for $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there is an additional write down of the inventory of $28,520 recorded on June 14, 2004. In addition, restricted common stock was sold to new shareholders, the proceeds were deposited into this escrow fund and certain obligations of the Company were satisfied from these funds. As of June 30, 2004, there was $19,550 in cash held in escrow.

9.   CONTINGENCIES

          The Company was involved in a lawsuit with a supplier for withholding payment. This matter concerned what the Company believed were deficiencies in the work of the supplier. The parties entered a settlement agreement, wherein the supplier would perform repairs to their work and then the Company would pay. Since no action has been performed by the supplier and since the repairs can no longer be made, management has concluded to extinguish the debt as of June 30, 2004.


                                      -F10-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2003 AND 2002 AND JUNE 30, 2003

9.   CONTINGENCIES - CONTINUED

          Accounts receivable from a major customer in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 is being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and the potential that a settlement could ultimately be reached, an allowance for bad debts has been recorded.

10.  CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. One customer represented over 90% of the accounts receivable at September 30, 2003 and June 30, 2003, however the Company no longer sells to this customer. No single customer or supplier accounts for greater than ten percent (10%) of the Company's sales or purchases.

11.  GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2003, the Company had incurred cumulative losses of $2,443,026. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan.














                                      -F11-

                            PART II OTHER INFORMATION

      Item 1.     Legal Proceedings

                  As previously submitted

      Item 2.     Changes in Securities

                  As previously submitted

      Item 3.     Defaults Upon Senior Securities

                  As previously submitted

      Item 4.     Submission of Matters to a Vote of Security Holders

                  As previously submitted

      Item 5.     Other Information

                  As previously submitted

      Item 6.     Exhibits and Reports on Form 8-K

                  Reports on Form 8-K
                  -------------------
                  As previously filed



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACIFIC SANDS, INC.

                                               By: /s/ Michael Michie
                                               ----------------------
                                                       Michael Michie
                                              Chief Financial Officer

      Dated: February 17, 2005

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Amended September 30, 2003 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Wynhoff, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

(i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: February 17, 2005                    /s/ Michael Wynhoff
                                            -------------------
                                            Michael Wynhoff
                                            Chief Executive Officer

                                  CERTIFICATION

I, Michael Wynhoff, certify that:

1. I have reviewed this Amended quarterly report on Form 10-QSB of Pacific Sands, Inc.

2. Based on my knowledge, this Amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the amended financial statements, and other financial information included in this Amended quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: February 17, 2005



/s/ Michael Wynhoff
------------------------------------
Michael Wynhoff, Chief Executive Officer

                                  CERTIFICATION

I, Michael Michie, certify that:

7. I have reviewed this Amended quarterly report on Form 10-QSB of Pacific Sands, Inc.

8. Based on my knowledge, this Amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the amended financial statements, and other financial information included in this Amended quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: February 17, 2005



/s/ Michael Michie
------------------------------------
Michael Michie, Chief Financial Officer