Form 10QSB/A
period 2003-12-31
PACIFIC SANDS INC
filed 2005-02-25
CIK 1069799

WASHINGTON, D.C. 20549

                            FIRST AMENDED FORM 10-QSB

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2003, Amended

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

     PARTI      FINANCIAL INFORMATION

     Item 1. Financial Statements as Amended

          Amended Condensed Balance Sheet at December 31, 2003 (unaudited)

          Amended Condensed Statements of Operations for the Quarter Ended December 31, 2003 and 2002 (unaudited)

          Amended Condensed Statements of Cash Flows for the Quarter Ended December 31, 2003 and 2002 (unaudited)

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

     Signatures

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          INDEX TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                        Page
                                                                        ----
REPORT OF INDEPENDENT REGISTERED PUBLIC
    ACCOUNTING FIRM                                                      F-2

FINANCIAL STATEMENTS

  Balance Sheets                                                         F-3

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
















                                      -F1-

                             Frank L. Sassetti & Co.

                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies


         We have reviewed the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of December 31, 2003 and the related statements of operations for the three and six months ended December 31, 2003 and 2002, and the statements of stockholders' equity and cash flows for the six months ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards of the Public Company Oversight Board(United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 14, 2004
Oak Park, Illinois


    6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 *
                               Fax (708) 386-0139


                                      -F2-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                                 BALANCE SHEETS

                       DECEMBER 31, 2003 AND JUNE 30, 2003

                                     ASSETS
                                     ------
                                                  December 31, 2003   June 30,
                                                      Restated          2003
                                                     (A Review)      (Restated)
                                                     -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                          $     1,676    $     4,691
  Trade receivables (net of allowance for doubtful
    accounts of $117,859 for December 31, 2003
    and June 30, 2003, respectively)                     121,497        126,076
  Inventories                                            150,000        152,944
  Prepaid expenses                                         2,166          1,422
                                                     -----------    -----------

            Total Current Assets                         275,339        285,133
                                                     -----------    -----------
PROPERTY AND EQUIPMENT
  Office and computer equipment                           15,024         15,024
  Less: accumulated depreciation                          13,532         12,612
                                                     -----------    -----------
            Property and Equipment, Net                    1,492          2,412
                                                     -----------    -----------
OTHER ASSETS
  Distribution rights                                                    40,000
                                                     -----------    -----------
                                                     $   276,831    $   327,545
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                   $    57,379    $    54,578
  Accrued expenses                                         2,229          5,209
  Notes payable                                           70,791         75,792
                                                     -----------    -----------
     Total Current Liabilities                           130,399        135,579
                                                     -----------    -----------
LONG TERM LIABILITIES
  Accrued officers' salaries                             267,320        222,319
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock                                            27,799         28,799
  Additional paid in capital                           2,326,803      2,365,803
  Treasury stock, at cost                                 (5,514)        (5,514)
  Accumulated deficit                                 (2,469,976)    (2,419,441)
                                                     -----------    -----------
     Total Stockholders' Equity                         (120,888)       (30,353)
                                                     -----------    -----------
                                                     $   276,831    $   327,545
                                                     ===========    ===========


                   The accompanying notes are an integral part
                          of the financial statements.



                                      -F3-

                                    PACIFIC SANDS, INC.
                              DBA NATURAL WATER TECHNOLOGIES

                                 STATEMENTS OF OPERATIONS

                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                        (A Review)


                                 Three Months Ended               Six Months Ended
                                     December 31,                    December 31,
                             ----------------------------    ----------------------------
                                 2003            2002            2003            2002
                              (Restated)                      (Restated)
                             ------------    ------------    ------------    ------------
NET SALES                    $     10,681    $     13,414    $     25,029    $     33,055


COST OF SALES                        (484)          5,365           4,538          13,222
                             ------------    ------------    ------------    ------------
 GROSS PROFIT                      11,165           8,049          20,491          19,833

SELLING AND
 ADMINISTRATIVE EXPENSES           38,115          58,213          71,026         238,411
                             ------------    ------------    ------------    ------------

  LOSS BEFORE INCOME
   TAXES                          (26,950)        (50,164)        (50,535)       (218,578)

INCOME TAXES
                             ------------    ------------    ------------    ------------

  NET LOSS                   $    (26,950)   $    (50,164)   $    (50,535)   $   (218,578)
                             ============    ============    ============    ============

BASIC AND DILUTED NET
 LOSS PER SHARE              $     (0.001)   $     (0.002)   $     (0.002)   $     (0.009)
                             ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED
 AVERAGE SHARES                27,798,873      26,931,373      27,994,525      23,723,873
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






                                           -F4-

                                                       PACIFIC SANDS, INC.
                                                  DBA NATURAL WATER TECHNOLOGIES

                                                STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    DECEMBER 31, 2003 AND 2002
                                                            (A Review)

                                     Common Stock                           Treasury Stock
                                     ------------                           --------------
                                Number of                Additional Paid  Number of                  Accumulated
                                 Shares         Amount      In Capital     Shares        Amount        Deficit        Total
                               -----------    ---------    -----------    --------    -----------    -----------    -----------
Balance at June 30, 2002        19,648,873    $  19,649    $ 2,032,128    (320,523)   $   (40,189)   $(2,086,381)   $   (74,793)

Issuance of Common Stock
  For professional services      4,050,000        4,050        134,775     311,523         34,675                       173,500

  For distribution rights        1,000,000        1,000         39,000                                                   40,000

  For technical and
   environmental books           3,750,000        3,750        146,250                                                  150,000


  For office expenses              100,000          100          3,900                                                    4,000


  For cash                         125,000          125          4,875                                                    5,000

Net loss (Restated)                                                                                     (218,578)      (218,578)
                               -----------    ---------    -----------    --------    -----------    -----------    -----------

Balance at December 31,
  2002 (Restated)               28,673,873    $  28,674    $ 2,360,928      (9,000)   $    (5,514)   $(2,304,959)   $    79,129
                               ===========    =========    ===========    ========    ===========    ===========    ===========



Balance at June 30,
 2003, Restated                 28,798,873    $  28,799    $ 2,365,803      (9,000)   $    (5,514)   $(2,419,441)   $   (30,353)

Cancellation of distribution
  rights                        (1,000,000)      (1,000)       (39,000)                                                 (40,000)

Net loss                                                                                                 (50,535)       (50,535)
                               -----------    ---------    -----------    --------    -----------    -----------    -----------

Balance at December 31, 2003
 (Restated)                     27,798,873    $  27,799    $ 2,326,803      (9,000)   $    (5,514)   $(2,469,976)   $  (120,888)
                               ===========    =========    ===========    ========    ===========    ===========    ===========

                                           The accompanying notes are an integral part
                                                   of the financial statements.


                                                               -F5-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (A Review)

                                                                         2002
                                                            2003      (Restated)
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (50,535)   $(218,578)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities -
    Depreciation                                               920          920
    Common shares, rights and notes issued for
     services and compensation                                          177,500
    Changes in assets and liabilities -
     Trade accounts receivable                               4,579          941
     Inventories                                             2,944        6,978
     Prepaid insurance                                        (744)
     Accounts payable and other current liabilities           (179)      (7,039)
     Wages payable                                          45,000       15,000
                                                         ---------    ---------
       Net Cash Provided by (Used in)
           Operating Activities                              1,985      (24,278)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes                                         (5,000)
  Proceeds from notes                                                    20,000
  Issuance of common stock                                                5,000
                                                         ---------    ---------
       Net Cash Provided by (Used in)
           Financing Activities                             (5,000)      25,000
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           (3,015)         722

CASH AND CASH EQUIVALENTS
 Beginning of period                                         4,691        8,889
                                                         ---------    ---------
 End of period                                           $   1,676    $   9,611
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the three months for
  Interest                                               $            $
                                                         =========    =========
  Income taxes                                           $            $     800
                                                         =========    =========

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
  Issuance of distribution rights                        $            $  40,000
  Issuance of common stock for inventory                 $            $ 150,000
  Cancellation of distribution rights                    $  40,000    $


                   The accompanying notes are an integral part
                          of the financial statements.


                                      -F6-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2003 AND 2002 AND JUNE 30, 2003

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

     Interim Financial Statements - The balance sheet as of December 31, 2003 and the statements of operations, stockholders' equity and cash flows for the six months ended December 31, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of December 31, 2003 and the results of operations and cash flows for the six months ended December 31, 2003 and 2002.

     Inventories  - Inventories  are stated at the lower of first-in,  first-out
     (FIFO) cost, or market.

     Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to five years primarily using the straight-line method. Depreciation charges totaled $920 in 2003 and 2002.

     Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

     Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the three months ended December 31, 2003 and 2002, advertising and promotion costs totaled $200 and $1,127, respectively.

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



                                      -F7-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2003 AND 2002 AND JUNE 30, 2003

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

          The financial statements have been restated due to the correction of an error in the duplication of certain expenses totaling $12,873 during the quarter ended September 30, 2002 and due to presentation revisions.

3.   INVENTORIES

          Inventories consisted of the following as of December 31, 2003 and June 30, 2003:


                                          December 31,   June 30,
                                               2003       2003
                                             --------   --------

                Raw materials and supplies   $          $  2,944

                Technical books for resale    150,000    150,000
                                             --------   --------

                                             $150,000   $152,944
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






                                      -F8-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2003 AND 2002 AND JUNE 30, 2003

5.   DISTRIBUTION RIGHTS

          During the quarter ended September 30, 2003, the Company cancelled the distribution rights on 1,000,000 of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholders' equity. The issuance of these rights had occurred during the quarter ended September 30, 2002.

6.   BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 4,100,000 shares of exercisable potentially dilutive options outstanding as of September 30, 2004. There were no options outstanding at December 31, 2003 and 2002.

                                                        Six Months Ended
                                                          December 31,
                                                   -----------------------------
                                                       2003            2002
                                                   ------------    ------------

Basic and diluted loss per share:
  Numerator:
    Net loss                                       $    (50,535)   $   (218,578)
                                                   ------------    ------------

  Denominator:
    Basic and diluted weighted average number of
      common shares outstanding during
      the period                                     27,994,525      23,723,873
                                                   ------------    ------------

  Basic and diluted loss per share                 $     (0.002)   $     (0.009)
                                                   ============    ============

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

          At December 31, 2003, the Company has net operating loss carryforwards for Federal tax purposes of approximately $1,714,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.




                                      -F9-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2003 AND 2002 AND JUNE 30, 2003

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

          The Company had been renting office and warehouse space from a company owned by the Paulus'. The lease was month to month and rent expense was approximately $4,000 for the six months ended December 31, 2003 and 2002.

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




                                      -F10-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2003 AND 2002 AND JUNE 30, 2003

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

10.  CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. One customer represented over 90% of the accounts receivable at December 31, 2003 and June 30, 2003, however the Company no longer sells to this customer. No single customer or supplier accounts for greater than ten percent (10%) of the Company's sales or purchases.

11.  GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $2,469,976. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan.





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

                  As previously submitted

      Item 5.     Other Information

                  As previously submitted

      Item 6.     Exhibits and Reports on Form 8-K


                  Reports on Form 8-K
                  -------------------
                  As previously submitted


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

                                                PACIFIC SANDS, INC.

                                             By: /s/ Michael Michie
                                             ----------------------
                                                     Michael Michie
                                            Chief Financial Officer
      Dated: February 17, 2005

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this Amended December 31, 2003 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Wynhoff, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

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