Form 10QSB
period 2005-03-31
PACIFIC SANDS INC
filed 2005-05-16
CIK 1069799

WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________



                               Pacific Sands, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                      88-0322882
  --------------------------------                    ------------------
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

As of March 31, 2005, the Company had 30,298,973 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                  Yes                  No    X
                                      -------             -------

PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

   Condensed Balance Sheet at March 31, 2005 (unaudited).....................4

   Condensed Statements of Operations for the Six Months Ended
    March 31, 2005 and 2004 (unaudited)......................................5

   Condensed Statements of Stockholders' Equity
    March 31, 2005 and 2004 (unaudited)......................................6

   Condensed Statements of Cash Flows for the Three Months Ended
    March 31, 2005 and 2004 (unaudited)......................................7

   Notes to Condensed Financial Statements (unaudited).......................9


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................16

  Item 2.  Changes in Securities.............................................16

  Item 3.  Defaults Upon Senior Securities...................................16

  Item 4.  Submission of Matters to a Vote of Security Holders...............16

  Item 5.  Other Information.................................................16

  Item 6.  Exhibits and Reports on Form 8-K..................................16

  Signatures.................................................................16

                             Frank L. Sassetti & Co.

                          Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies

         We have reviewed the accompanying balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of March 31, 2005 and the related statements of operations for the three and nine months ended March 31, 2005 and 2004, and the statements of stockholders' equity and cash flows for the nine months ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the company's management.

         We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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


         We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 14, 2004, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

May 11, 2005
Oak Park, Illinois


                 6611 W. North Avenue * Oak Park, Illinois 60302
                   Phone (708) 386-1433 * Fax (708) 386-0139

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                                 BALANCE SHEETS

                        MARCH 31, 2005 AND JUNE 30, 2004

                                     ASSETS
                                     ------
                                                      March 31,
                                                        2005          June 30,
                                                     (A Review)         2004
                                                     -----------    -----------
CURRENT ASSETS

  Cash and cash equivalents                          $    18,477    $    44,098
  Trade receivables (net of allowance for doubtful
     accounts of $176,223 for both periods)               81,701         63,301
  Inventories                                             26,214          5,598
  Other Current Assets                                     5,284            925
                                                     -----------    -----------
     Total Current Assets                                131,676        113,922
                                                     -----------    -----------
PROPERTY AND EQUIPMENT
  Furniture and fixtures                                   6,766            -
  Manufacturing equipment                                  8,653            -
  Office equipment                                         1,852            -
                                                     -----------    -----------
                                                          17,271            -
  Less accumulated depreciation                            2,949            -
                                                     -----------    -----------
     Property and Equipment, net                          14,322            -
                                                     -----------    -----------
                                                     $   145,998    $   113,922
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                   $    26,779    $    17,198
  Accrued expenses                                        67,415         40,237
  Notes payable                                           48,292         50,792
                                                     -----------    -----------
     Total Current Liabilities                           142,486        108,227
                                                     -----------    -----------

LONG TERM LIABILITIES
  Deferred compensation to former officer                107,485        100,000
  Notes Payable                                            5,000            -
                                                     -----------    -----------
     Total Long Term Liabilities                         105,000        100,000
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock                                            36,159         30,299
  Additional paid in capital                           2,837,359      2,560,602
  Treasury stock, at cost                               (151,030)        (5,514)
  Accumulated deficit                                 (2,807,964)    (2,558,212)
  Less: due from shareholder                                 -         (121,480)
                                                     -----------    -----------
     Total Stockholders' Equity                          (85,476)       (94,305)
                                                     -----------    -----------
                                                     $   145,998    $   113,922
                                                     ===========    ===========

                  The accompanying notes are an integral part
                          of the financial statements.

                                   PACIFIC SANDS, INC.
                              DBA NATURAL WATER TECHNOLOGIES

                                 STATEMENTS OF OPERATIONS

                   THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                        (A Review)

                                   Three Months Ended            Nine Months Ended
                                        March 31,                    March 31,
                             ----------------------------   ----------------------------
                                 2005            2004           2005            2004
                                              (Restated)                     (Restated)
                             ------------    ------------   ------------    ------------
NET SALES                    $     56,528    $     14,595   $     93,345    $     39,624

COST OF SALES                      30,796           2,919         46,067           7,457
                             ------------    ------------   ------------    ------------
  GROSS PROFIT                     25,732          11,676         47,278          32,167

SELLING AND
  ADMINISTRATIVE EXPENSES         109,660         127,768        312,787         198,794
                             ------------    ------------   ------------    ------------
  LOSS FROM OPERATIONS            (83,928)       (116,092)      (265,509)       (166,627)
                             ------------    ------------   ------------    ------------
OTHER INCOME (EXPENSES)
  Interest expense                   (400)           --           (3,400)           --
  Miscellaneous income                476            --            3,366            --
  Gain from restructuring
   of related party debt           15,791            --           15,791            --
                             ------------    ------------   ------------    ------------
  Total Other Income - net         15,867            --           15,757            --
                             ------------    ------------   ------------    ------------

  LOSS BEFORE INCOME              (68,061)       (116,092)      (249,752)       (166,627)
   TAXES

INCOME TAXES                         --              --             --              --
                             ------------    ------------   ------------    ------------
  NET LOSS                   $    (68,061)   $   (116,092)  $   (249,752)   $   (166,627)
                             ============    ============   ============    ============
BASIC AND DILUTED NET LOSS
 PER SHARE                   $     (0.002)   $     (0.004)  $     (0.008)   $     (0.006)
                             ============    ============   ============    ============
BASIC AND DILUTED WEIGHTED
 AVERAGE SHARES
 OUTSTANDING                   30,163,975      27,798,873     31,227,328      27,924,909
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

                                           -5-

                                                       PACIFIC SANDS, INC.
                                                 DBA NATURAL WATER TECHNOLOGIES

                                               STATEMENTS OF STOCKHOLDERS' EQUITY

                                            NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                                           (A Review)

                                Common Stock                        Treasury Stock
                           ---------------------  Additional    -----------------------
                            Number of                Paid       Number of                Accumulated Shareholder
                             Shares      Amount   In Capital      Shares        Amount      Deficit   Receivable       Total
                           -----------  --------  -----------   -----------   ---------- ------------ -----------  ------------

Balance at June 30,
 2003,                     28,798,873    $28,799  $ 2,365,803       (9,000)   $  (5,514) $(2,419,441) $    --      $   (30,353)

Cancellation of
 distribution rights       (1,000,000)    (1,000)     (39,000)        --           --           --         --          (40,000)

Net loss (restated)              --         --           --           --           --       (166,627)      --         (166,627)

Balance at March 31,
 2004 (Restated)           27,798,873    $27,799  $ 2,326,803       (9,000)   $  (5,514) $(2,586,068) $    --      $  (236,980)

Balance at June 30,
 2004                      30,298,873    $30,299  $ 2,560,602       (9,000)   $  (5,514) $(2,558,212) $(121,480)   $   (94,305)

Issuance of
common stock:
 For cash                   2,478,822      2,479      164,485        9,000        5,514         --         --          172,478
 For options exercised      2,633,333      2,633        9,667         --           --           --         --           12,300
 For cancellation of debt     347,481        348       20,805         --           --           --         --           21,153
 For professional services    400,000        400       15,100         --           --           --         --           15,500

Retirement of
common stock:
 For cash                        --         --           --     (2,700,000)     (29,550)        --         --          (29,550)
 In lieu of receivable           --         --           --     (4,859,187)    (121,480)        --      121,480           --

Below market rate stock
 options granted                 --         --         66,700         --           --           --         --           66,700

Net loss                         --         --           --           --           --       (249,752)      --         (249,752)

Balance at March 31, 2005  36,158,509    $36,159  $ 2,837,359   (7,559,187)   $(151,030) $(2,807,964) $    --      $   (85,476)

                                           The accompanying notes are an integral part
                                                  of the financial statements.


                                                               -6-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (A Review)
                                                                         2004
                                                            2005      (Restated)
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $(249,752)   $(166,627)
 Adjustments to reconcile net loss to net cash
  used in operating activities -
   Depreciation                                              2,949        1,380
   Compensation of below market stock
    options granted                                         66,700         --
   Common shares and rights issued for
    services and compensation                               15,500         --
   Gain from restructuring of related
    party debt                                             (15,791)        --
   Changes in assets and liabilities -
    Trade accounts receivable                              (18,400)      62,514
    Inventories                                            (20,616)        (104)
    Other current assets                                    (4,359)        (118)
    Accounts payable                                         2,799      (70,630)
    Accrued expenses                                        32,458      171,057
    Deferred compensation                                   14,435         --
                                                         ----------   ----------
        Net Cash Used in Operating Activities             (174,077)      (2,528)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of equipment                                    (17,271)        --
                                                         ----------   ----------
        Net Cash Used in Investing Activities              (17,271)        --
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                                15,000        2,000
 Payment of notes payable                                   (2,501)        --
 Issuance of common stock                                  172,478         --
 Issuance of common stock - exercise of options             10,300         --
 Purchase of common stock                                  (29,550)        --
                                                         ----------   ----------
        Net Cash Provided by Financing Activities          165,727        2,000
                                                         ----------   ----------


NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                               (25,621)        (528)

CASH AND CASH EQUIVALENTS
 Beginning of period                                        44,098        4,691
                                                         ----------   ----------
 End of period                                           $  18,477    $   4,163
                                                         ==========   ==========

                   The accompanying notes are an integral part
                          of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (A Review)

                                                                         2004
                                                             2005     (Restated)
                                                           --------    --------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the nine months for

   Interest                                                $  3,400    $   --
                                                           ========    ========
   Income taxes                                            $   --      $   --
                                                           ========    ========


SUPPLEMENTAL INFORMATION FROM
 NONCASH FINANCING ACTIVITIES
  Cancellation of distribution rights                      $   --      $ 40,000
                                                           ========    ========
  Conversion of shareholder receivable
   to treasury stock                                       $121,480    $   --
                                                           ========    ========
  Conversion of debt to equity                             $ 21,153    $   --
                                                           ========    ========
  Conversion of debt to equity - options exercised         $  2,000    $   --
                                                           ========    ========
















                   The accompanying notes are an integral part
                          of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004

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

     Interim Financial Statements - The balance sheet as of March 31, 2005 and the statements of operations for the three and nine months ended March 31, 2005 and 2004, and the statements of stockholders' equity and cash flows for the nine months ended March 31, 2005 and 2004, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005 and the results of operations and cash flows for the nine months ended March 31, 2005 and 2004.

     Restatement of Prior Year - Management discovered an error in the valuation of the March 31, 2004 inventory. The error resulted in an increase to inventories and a decrease to cost of goods sold in the amount of $3,048 for the three and nine months ended March 31, 2004.

     Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

     Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to seven years primarily using the straight-line method. Depreciation charges totaled $2,949 and $1,380 in 2005 and 2004, respectively.

     Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped. The Company classifies freight billed to customers as net sales; costs related to freight are classified as cost of goods sold.

     Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the nine months ended March 31, 2005 and 2004, advertising and promotion costs totaled $15,953 and $ 200, respectively.

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

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004

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

2.   INVENTORIES

          Inventories as of March 31, 2005 and June 30, 2004 consisted of the following.


                                                  March 31, 2005   June 30, 2004
                                                  --------------   -------------

               Raw materials                          $12,165         $ 5,598


               Finished goods                          14,049            --
                                                      -------         -------

                                                      $26,214         $ 5,598
                                                      =======         =======

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004

3.   NOTES PAYABLE

          Notes payable consist of various small unsecured notes to shareholders/officers at rates fluctuating up to 8%. The company incurred $3,400 in interest during the nine months ended March 31, 2005. To date, $3,000 in interest has been converted to equity.

4.   DISTRIBUTION RIGHTS

          During the quarter ended September 30, 2003, the Company cancelled the distribution rights on 1,000,000 of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholders' equity.

5.   STOCK-BASED COMPENSATION

          The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net losses for the nine months ended March 31, 2005 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. See Note 7 for further information on stock-based compensation. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective years:

                                                    Nine Months Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Net  losses, as reported                           $(249,752) $        (166,627)
 Add: stock-based employee compensation
  expense determined under fair value
  based method for all awards,
  net of related tax effects                             66,700            --
 Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (70,000)           --
                                                   ------------    ------------

Pro forma net losses                               $(253,052) $        (166,627)
                                                   ============    ============

Basic and diluted loss per share:
               As reported                         $     (0.008)   $     (0.006)

               Pro forma                                 (0.008)         (0.006)

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004

5.   STOCK-BASED COMPENSATION - CONTINUED

          Employee stock options are as follows:

                                                          Price per share
                                                    ---------------------------
                                                                      Weighted
                                     Shares             Range          Average
                                   -----------      ------------     ----------

Balance, June 30, 2004
 Granted                            6,100,000       $ .001 - .10      $    0.031
 Exercised                         (2,633,333)        .001 - .03           0.005
 Cancelled
                                   -----------
Balance, March 31, 2005             3,466,667         .03  - .10      $    0.050
                                   ===========

          No options were issued during the nine months ended June 30, 2004.

6.   LEASE COMMITMENT

          The Company entered into a one year lease expiring December 31, 2005 for 11,000 square feet of office and warehouse space for $1,176 per month. The Company is responsible for insuring the premises. Rent expense was $6,408 and $6,770 for the nine months ended March 31, 2005 and 2004, respectively.

7.   BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,466,667 shares of exercisable potentially dilutive options outstanding as of March 31, 2005. There were no options outstanding at March 31, 2004.

                                                   Nine Months Ended March 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------

Basic and diluted loss per share:
 Numerator:
  Net loss                                       $   (249,752)     $   (166,627)
                                                 ------------      ------------

Denominator:
 Basic and diluted weighted average
  number of common shares outstanding
  during the period                                31,227,328        27,924,909
                                                 ------------      ------------

Basic and diluted loss per share                 $     (0.008)     $     (0.006)
                                                 ============      ============

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004


7.   BASIC AND DILUTED LOSS PER SHARE - CONTINUED

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------
Basic and diluted loss per share:
 Numerator:
  Net loss                                       $    (68,061)     $   (116,092)
                                                 ------------      ------------

Denominator:
 Basic and diluted weighted average
  number of common shares outstanding
  during the period                                30,163,975        27,798,873
                                                 ------------      ------------

Basic and diluted loss per share                 $     (0.002)     $     (0.004)
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

          The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2005 are as follows:

     Deferred tax asset

          Net operating loss carryforwards              $ 693,700

          Valuation allowance                            (693,700)
                                                        ---------

          Net deferred tax asset                        $    --
                                                        =========

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004


8.   INCOME TAXES - CONTINUED

          At March 31, 2005, the Company has net operating loss carryforwards for Federal tax purposes of approximately $1,982,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

          The Paulus' purchased from the Company the inventory known as "technical books" for the sum of $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there was an additional write down of the inventory of $28,500. This amount was recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares were still being held in escrow by legal council at June 30, 2004, the transaction had been recorded as due from shareholder. As of March 31, 2005, the shares had been retired to treasury.

          In addition, management has negotiated the restructuring of debt due to the Paulus'. This restructuring reduced the debt balance due the Paulus' by $15,791 and extended the due date to June, 2006. This reduction has been recorded as a gain from restructuring of debt in the statement of operations.

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

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2005 AND 2004 AND JUNE 30, 2004


10.  CONTINGENCIES- CONTINUED

          Accounts receivable from a former major customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $176,223 exists. Bad debt expense of $119 and $58,934 was recorded in the statement of operations for the nine months ended March 31, 2005 and 2004, respectively.

          Currently, there is $39,915 of professional services in dispute, which is recorded as accrued expenses as of March 31, 2005, and June 30, 2004. Management does not intend to pay this outstanding debt and intends to pursue legal remedies.

11.  CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. One customer represented over 90% of the accounts receivable at March 31, 2005 and June 30, 2004. (See Note 10), however the Company no longer sells to this customer. For the nine months ended March 31, 2005, three customers accounted for approximately forty percent (40%) of the Company's sales.

12.  GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2005, the Company had incurred cumulative losses of $2,807,964. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan.

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

                                                   PACIFIC SANDS, INC.

                                               By:  /s/ Michael Michie
                                                    ------------------
                                                        Michael Michie
                                               Chief Financial Officer
      Dated: May 13, 2005

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the March 31, 2005 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Michie, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

(i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: May 13, 2005                         /s/ Michael Michie
                                            ------------------
                                            Michael Michie
                                            Chief Financial Officer

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


Date: May 13, 2005



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


Date: May 13, 2005



/s/ Michael Michie
---------------------------------------
Michael Michie, Chief Financial Officer