Form 10QSB/A
period 2005-03-31
PACIFIC SANDS INC
filed 2005-06-07
CIK 1069799

WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

As of March 31, 2005, the Company had 28,549,322 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                  Yes                  No    X
                                      -------             -------

Explanatory Note
----------------

This report on Form 10-QSB is being amended for the sole purpose of correcting a typographical error on the cover page that occurred in the process of preparing the file for electronic submission on the EDGAR system. The number of shares of common stock that the registrant had as of March 31, 2005 was incorrectly reported in the initial filing. The correct number of shares is 28,549,322, as reported in this amendment.






                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACIFIC SANDS, INC.

                                               By:  /s/ Michael Michie
                                                    ------------------
                                                    Michael Michie
                                                    Chief Financial Officer
Dated: June 7, 2005