Form 10KSB
period 2005-06-30
PACIFIC SANDS INC
filed 2005-09-29
CIK 1069799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended: June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for fiscal year 2005: $219,573

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of August 31, 2005 the aggregate market value of common equity held by non-affiliates was $3,617,961.60.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 31, 2005 there were 29,410,111 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1. Description of the Business                                            3
Item 2. Description of Property                                                5
Item 3. Legal Proceedings                                                      5
Item 4. Submission of Matters to a Vote of Security Holders                    5

PART II
Item 5. Market for Common Equity and Related Stockholder Matters               5
Item 6. Management's Discussion and Plan of Operation                          9
Item 7. Financial Statements                                              F1-F14
Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure                                           15

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons,
Compliance With Section 16(a) of the Exchange Act                             16
Item 10. Executive Compensation                                               17
Item 11. Security Ownership of Certain Beneficial Owners
and Management                                                                18
Item 12. Certain Relationships and Related Transactions                       18
Item 13 Exhibits                                                              18
Item 14. Principal Accountant Fees and Services                               18
Signatures                                                                    19
Exhibits                                                                      20

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

The Company develops, manufactures, markets and sells a range of non-toxic, environment friendly cleaning and water-treatment products based on proprietary blended botanical and nontoxic chemical technologies. The company's products have applications ranging from water installation maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (non-toxic household and industrial) and pet care.

The Company has a mature, actively marketed product line known as the Eco One Spa Treatment system.

The Eco One Spa Treatment system consists of:
Eco One Monthly Spa Treatment - a nontoxic single-bottle spa treatment solution designed to maintain water clarity and reduce/eliminate foaming, scum lines and odors. The improved water environment maintained by Eco One can also significantly reduce individual chemical contact reactions such as itching, excessive dryness and rashes.

Eco One Filter Boost is a nontoxic blend of minerals and enzymes that increase spa filter performance, making water filters such as those used in hot tubs and spas easier to clean and more effective. Filter Boost directly targets water contaminants such as oils, phosphates, lotions and other user byproducts.

Eco One Spa Cleanser is a nontoxic product used to thoroughly purge existing and new spas of contaminant buildup in the plumbing and machinery to achieve consistently cleaner, healthier water.

Eco One Cover Cleaner and restorer is an effective nontoxic vinyl cleaner and conditioner for restoring and maintaining expensive spa covers.

The Eco One "Spa Fill" Pre-Filter is a modular water filter designed for use in filling spas and pools. Contaminants known to be adversary to ideal water conditions are removed or reduced from the water before it is used.

Pool Products:
Rain Forest Blue is an easy to use bactericide / algaecide system that safely maintains your pool water without the chemical irritation, smell and hassle of chlorine.

EcoOne Pool Conditioner is a nontoxic additive that reduces and/or eliminates scum lines, scaling and cloudy water. It also helps to stabilize pH and alkalinity by reducing overall chemical use. The product is added once a month to condition water and is a great compliment to the Rain Forest Blue system.

Gardening Water Filtration Product:
The Pacific Sands All Purpose Home & Garden Hose Filter easily attaches to either end of a garden hose to provide fresh, pure, clean and decontaminated water for all of your outdoor water needs.

The filter removes or greatly reduces thousands of common water contaminants and hazards including chlorine, lead, arsenic, mercury, DDT (and other pesticides), hydrogen sulfide (rotten egg smell), VOC's & organic contaminants, dissolved metals and scale causing minerals.

Currently the Company markets and sells The Eco One Spa Treatment Products and Pool Product lines over the Internet and through retail outlets in the US, Canada and the United Kingdom. The products are also sold via Pacific Sands distributors, manufacturer's representatives and internationally established pool and spa industry distribution networks. The Pacific Sands All-Purpose Hose Filter was introduced to the marketplace in late June of 2005 via targeted direct response television ads and is currently sold direct and over the Internet.

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


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2005.



                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter;

Quarter End                        High              Low

March 31, 2002                    0.150             0.070

June 30, 2002                     0.120             0.050

September 30, 2002                0.090             0.040

December 31, 2002                 0.110             0.040

March 31, 2003                    0.080             0.040

June 30, 2003                     0.110             0.040

September 30, 2003                0.090             0.040

December 31, 2003                 0.050             0.030

March 31, 2004                    0.050             0.020

June 30, 2004                     0.050             0.020

September 30, 2004                0.030             0.120

December 31, 2004                 0.060             0.110

March 31, 2005                    0.070             0.280

June 30, 2005                     0.160             0.270

As of August 31, 2005, there were approximately 85 Holders.

The Company has never declared a cash dividend.

Description of the Recent Sale of Unregistered & Registered Securities

On June 17, 2004, 1,000,000 shares of restricted Stock were issued to Mark Rauscher, Director-Secretary, for $30,000. The Company issued 1,000,000 shares of restricted stock to an accredited investor for $30,000. The Company issued 500,000 shares of restricted stock to an accredited investor for $15,000.

On June 17, 2004, as a result of the negotiated transition in management, a total of 7,559,187 shares of common stock formerly held by insiders and related parties will be acquired and returned to treasury within the first two quarters of the next fiscal year.

On August 9, 2004, an accredited investor was issued 258,029 shares of restricted stock for $10,000.

On October 20, 2004, Mark Rauscher, Director-Secretary, converted his option to purchase 333,333 shares at .03 per share for $10,000.

On October 25, 2004, Paul Fresolone was issued 111,940 shares of restricted stock to retire an outstanding note for $7,500

On November 2, 2004, Daniel D. Kisielewski was issued 78,833 for his services valued at $3,153 for designing and providing a temporary liquid filer for the company's EcoOne Spa Treatment line.

On October 25, 2004, Al Green was issued 100,000 shares of restricted stock for the relief of an outstanding note of $6700.

On November 19, 2005 an accredited investor was issued 80,000 shares of restricted stock for the sum of $5,040

On December 10, 2005, Michael Michie, CFO and Treasurer converted an option for 300,000 shares at par for transition services to the company for the cash sum of $300.

On December 17, 2004, an accredited investor was issued 258,029 shares of restricted stock for $15,000.

On December 28, 2004, an accredited investor was issued 105,000.00 of restricted stock for $6205.50

On December 31, 2004, Bob Warren was issued 223,880 in restricted stock for to retire an outstanding note payable of 15,000

On December 31, 2004 Paul Fresolone was issued 44,780 shares of restricted stock to retire an outstanding note payable of $3000

On December 31, 2004, Michael L. Wynhoff, CEO and President exercised his option to purchase 2,000,000 restricted shares at par for a $2,000 reduction in his note payable to the Company.

On January 14, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6470.00

On January 27, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6786.70

On January 27, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6848.00

On February 4, 2005, an accredited investor purchased 73,500 shares of restricted stock for the cash sum of $5000.00

On February 7, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6786.70

On February 7, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6802.70

On February 14, 2005, an accredited investor purchased 100,000 shares for shares of restricted stock for the cash sum of 7,048.00

On February 18, 2005, an accredited investor purchased 290,000 shares of restricted stock for the cash sum of 19,950.00

On February 18, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $7,661.33

On March 02, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6786.70

On March 3, 2005, an accredited investor purchased 210,526 shares of restricted stock for the cash sum of $20,000.00

On March 8, 2005, Robert M. Krug was issued 50,000 for contract services valued at 5,000

On March 17, 2005, an accredited investor 49,827 shares of restricted stock for the cash sum of $5,000.00

On March 21, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $11,440.00

On March 29, 2005, an accredited investor purchased 50,000 shares of restricted stock and for shares of restricted stock for the cash sum of $5,720.00

On March 31, 2005 as committed to in the negotiated transition in management settlement, a total of 7,559,187 shares of common stock formerly held by insiders and related parties were returned to treasury.

On April 29, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $7661.33

On May 17, 2005, Michael Michie, CFO and Treasurer converted his option at .03 per share for 300,000 shares of restricted stock for $9,000.00

On June 13, 2005, Wall Streets Inside Reporter was issued 80,000 shares of restricted stock and for services to be performed for the company.

On June 14, 2005, JT Poch was issued 140,000 shares of restricted stock and for services performed and for issuing free trading shares to be paid for services to be performed by Wall Streets Inside Reporter (80,000 shares)

On June 22, 2005, an accredited investor purchased 65,789 shares of restricted stock for the cash sum of $10,000.00

Item 6. Management's Discussion and Plan of Operation.

Fiscal Year 2005 was one of significant changes and improvements for Pacific Sands. We've completed significant re-packaging of all of our nontoxic earth and health friendly pool and spa products, introduced several exciting new products to the pool and spa industry and introduced, via direct response television the Pacific Sands All Purpose Hose Filter. Pacific Sands has also become the master distributor for Rain Forest Blue Bactericide Algaecide for pools, a less-toxic alternative to chlorine and bromine. The Company's net sales for the year were up more than 350% and fourth quarter sales more than 575%.

While the Company experienced a loss for the year, a number of positive events more than offset those losses and make for a very exciting outlook for the future of Pacific Sands.

The Company experienced multiple one-time expenses as a result of the management transition that took place in June, 2004. Those expenses included one-time payouts to former management and the repurchase at a discount of a substantial number of the Company's common shares from former management, insiders and related parties.

Selling and Administrative Expenses were up from $225,277 in FY 2004 to $431,024 in FY 2005. The Company spent a disproportionate amount of capital in the first two quarters of the fiscal year establishing its manufacturing, warehousing and office facilities at its' new location. This increase is also partially attributable to four new full-time staff members and a number of part time employees. The Company also invested significantly more dollars in advertising in FY 2005 with $34,362 expended vs. $451 in FY 2004.

At the end of FY 2005, the Company had $202,211 booked as assets and $276,748 in current liabilities versus FY 2004 $113,922 in assets and $108,227 current liabilities. The increase in liabilities is due in large part to a one time payment payment to former management of $100,000 which comes due on 15 June, 2006 and has been moved from long term liabilities to current liabilities. Accrued expenses have increased from $40,237 in FY 2004 to $72,658 partially due to the accumulation of deferred compensation. There is $39,915 of professional services in dispute which is recorded as accrued expenses as of June 30 2005 and 2004. Management does not intend to pay this outstanding debt. Long term liabilities have been reduced from $100,000 in FY 2004 to $19,121 in FY 2005.

A number of the shares recovered from previous management and insiders were retired and then reissued as restricted stock in private placements to qualified individual investors at significantly higher prices than the Company paid. These transactions effectively neutralized the cash flow losses from operations for the year as the Company was able offset its cash in / cash out through the sale of restricted stock with no further dilution to investors. The average expense to the Company for recovered shares was .025 per share whereas the average price of shares sold to investors during the course of the year was .0717.

It is also very encouraging that a disproportionate percentage of the fiscal year's losses were experienced during the first three quarters of the year. Overall losses continued to diminish while revenues shot up dramatically and sequentially over the fiscal year. By the fourth quarter, quarterly losses were down to $51,856 and revenues increased more than 575% over the previous year's fourth quarter to $126,067.

The majority of the Company's revenues for FY 2005 were achieved in the fourth quarter. This surge in revenue is attributable to marketing and sales investments made in the first thee quarters of the year. The Company is currently engaged primarily in the pool and spa industry and management expects, based on business cycles in that industry, forward revenues will concentrate in the second through fourth quarters. It is the opinion of management that fourth quarter sales represent a baseline from which future sales can be measured.

The Company's gap between earning and expenses is diminishing rapidly. Based on continuing positive sales developments and patterns established, management anticipates that earnings will exceed expenses at some point in FY 2006 and the Company will be profitable for the first time in its history, barring unforeseen circumstances and/or opportunities requiring additional investment.

While management's primary focus has been a sustainable increase in revenue while controlling costs to establish eventual profitability, we are pleased to note a marked increase in shareholder value over the past fiscal year. At the end of FY 2004, the 100 day moving average trading price for Pacific Sands common stock was approximately .025 whereas at the end of the 2005 fiscal year, the 100 day moving average trading price was approximately .19, representing a substantial increase in overall shareholder value.

Management intends to continue to pursue its conservative policy with the Company's capital structure while maintaining strict controls over fixed expenses and continuing to pursue revenue growth via aggressive marketing and sales strategies both in the US and abroad.

In June of 2004, Pacific Sands, Inc. experienced a complete change in officers and management. In a negotiated settlement, the previous board and management stepped down and appointed Michael L. Wynhoff, Michael D. Michie and M.R. Rauscher to the board of directors. Further Mr. Wynhoff was appointed President and CEO of the Company, Mr. Michie CFO and treasurer and Mr. Rauscher Company secretary.

In accord with the negotiated settlement with previous management and insiders, 7,559,187 shares of stock were returned to treasury at a below market value to the Company.

Under the terms of the transition agreement with former management, the Company agreed to pay back the balance of all outstanding notes payable for cash loaned to the Company during their tenure. The total notes payable at the time of the transition was $45,791, of which $25,000 was paid in FY 2004. A final payment of $20,791 was due October 15, 2004. The former CEO agreed to further waive the remaining balance of $20,791 in return for a note for $5,000 due on June 15, 2006.

Additionally, former management agreed to waive $189,819 of the $289,819 back wages owed them in return for a commitment from the Company to pay the remaining $100,000 within a period of two years from the date of the transition. As a result of this debt relief, the Company booked $189,819 as forgiveness of officers' salaries through an addition to paid in capital for the fiscal year ending June 30, 2004.

As part of the negotiated settlement with previous management, the sale of the Company asset known as "technical books for resale," was completed in January of 2005 to former management for which the company received 4,859,187 shares of Pacific Sands common stock.

At the time of filing the annual report for FY 2004, the Company had 30,298,973 (net of treasury shares) issued and outstanding. As of August 31, 2005, the Company had 29,410,111 (net of treasury shares) issued and outstanding.

The resulting decrease in total shares outstanding by the Company was due to the below market purchase of common stock from previous management and insiders by the Company. Under guidelines established by the Board of Directors and published in the FY2004 10-KSB, from time to time during FY 2005, the Company sold shares of restricted stock to qualified investors in order to fund operations and the execution of management's business plan.

The average cost to the Company of shares returned was $.025 whereas the average sale price of shares sold for cash was $.0717. The Company raised a total of $190,139 during the course of FY 2005 with a net decrease in the actual number of shares outstanding, net of treasury and option shares.

Since the change in management in June, 2004, Pacific Sands has shown a continual, sequential quarter by quarter growth in revenues and a commensurate decrease in losses. First quarter revenues were $16,959, second quarter $20,019, third $56,528 and our fourth quarter exceeded all revenue for the year to date combined at $126,067. Quarter by quarter losses were reduced from $114,623 in the first quarter to $51,586 in the fourth.

Operating expenses and fixed costs have demonstrated a controlled and predictable increase as we have increased our production capacity, warehousing space and personnel over the course of the year. Our largest increases in costs are attributed to increases in monies invested in new packaging, marketing and sales tools and expenses. These expenses include pool and spa industry marketing events, advertising, Internet keyword ads, product repackaging and relabeling and the generation of substantial printed material including new labels, brochures, fliers and mailers for the products.

Management considers investments in marketing and sales materials to be investments in the future success of the Pacific Sands product lines. Each quarter where these expenses were increased has been followed by a quarter of substantially increased sales.

The result of the above efforts has been a dramatic increase in the market scope of EcoOne as a leading water treatment alternative in the $13 billion pool and spa chemical industry. What started out as a high quality, boutique product sold by a small number of retailers is swiftly becoming a well-recognized brand, widely-distributed in the US marketplace by major pool and spa product distribution entities. Management anticipates a continued increase in sale in the fiscal year to come as we continue to improve our marketing and sales campaigns through demand side marketing as well as aggressive incentive programs for dealers and distributors.

In June of 2004, the Company moved operations from a small storefront facility in California to a manufacturing operation in Racine Wisconsin. Since that time we have established a manufacturing, warehousing and shipping facility capable of producing, packaging and delivering millions of dollars in finished goods with very short lead times. Having this type of manufacturing capability in place is essential to the execution of our plans as we continue to expand our marketing and distribution channels in the coming year.

Pacific Sands achieves substantially all of its revenues through the sale of its environment and health-friendly pool and spa treatment products through direct retail, Internet and established industry distributor network sales. Our market share continually grows through new end users, new dealers and new distributors, yet we have barely scratched the surface of the $13 billion dollar pool and spa chemical industry.

While 2005 sales increased on a quarter by quarter basis, the bulk of the Company's total annual sales were made in the fourth quarter. Management attributes the fourth quarter surge in revenues to the fact that the first three quarters were largely invested in redeveloping existing product lines, establishing new products and developing marketing, advertising and sales strategies for those products.

In the FY2004 10-KSB, management set forth the following goals for the redevelopment and reintroduction of the EcoOne Spa product line.

1) Repackaging and re-label product. Redesign sales tools.
2) Introduce product to market at industry pool and spa shows to pursue national sales growth.
3) Increased and aggressive Internet advertising and marketing.
4) Develop and produce a point of purchase and promotional sales video.
5) Hire a pool and spa professional to manage national wholesale sales.

During the FY2005, management accomplished all of these goals, with the exception of item 4, the focus of which was shifted to the new Pacific Sands All Purpose Hose Filter product.

The development and introduction of a number of new products in FY2005 helped increase the Company's revenue growth. The EcoOne Spa product line was enhanced with the introduction of EcoOne Shell and Liner Cleaner and the EcoOne Spa Pre-Filter. The EcoOne Spa Pre-Filter removes or reduces most common contaminants from water, eliminating the necessity of many start up chemicals often used to balance and improve spa water before use.

The EcoOne Spa Pre-Filter was introduced late in the fiscal year and has already achieved excellent sales and demonstrated an added benefit to the Company as a flagship product to introduce the EcoOne Spa line to the broader national marketplace. The Pre-Filter was quickly picked up by several major national pool and spa distribution outlets.

In light of the swift acceptance in the pool and spa market of the Pre-Filter product, management sees strong potential for this product to become an industry standard for source water contaminant removal and reduction. With hundreds of thousands of spas a year sold in the US alone, and millions of spas in use across the country, the potential revenues for this product alone are in the 10's of millions of dollars per year.

Management is developing and implementing a marketing strategy for the EcoOne Pre-Filter that focuses a great deal of attention on spa builders, distributors and dealers across the nation and the world. At the time of this writing, management and sales representatives are in discussion with numerous spa manufacturers who have expressed interest in the Pre-Filter and the EcoOne Treatment products for potential inclusion with new spas delivered.

Management will continue to pursue the market expansion of the EcoOne Pre-Filter and the EcoOne Spa Treatment Systems through direct mail marketing, advertising in industry trade magazines and attendance in industry marketing events.

In January of 2005, Pacific Sands management reached an agreement with Environ Intercontinental to become the master distributor for Rain Forest Blue, an EPA registered bactericide / algaecide chlorine alternative for pools. The Company also introduced its EcoOne Pool Conditioner as a companion product. Rain Forest Blue utilizes an agricultural-grade compound to deliver a powerful, yet gentle bacteria and algae fighting effect without the itching, rashes and red eye associated with chlorine and bromine.

We are now co-marketing the Rain Forest Blue with the EcoOne lines. Test marketing during the 2005 pool season showed enthusiastic customer response and resulted in a portion of the Company's revenues in the second half of the year. Management believes that there is a significant potential market for this product.

Near the end of June, 2005, Pacific Sands began test marketing the Pacific Sands All Purpose Hose Filter. The Pacific Sands All Purpose Hose Filter easily attaches to either end of a garden hose to provide fresh, pure, clean and decontaminated water for outdoor water needs. The Pacific Sands All-Purpose Hose Filter is an excellent solution for pond enthusiasts, organic gardeners and parents who wish to limit their children's exposure to harmful water contaminants and chlorine. The Hose Filter removes or greatly reduces thousands of common water contaminants and hazards including chlorine, lead, arsenic, mercury, DDT (and other pesticides), hydrogen sulfide (rotten egg smell), VOC's & organic contaminants, dissolved metals and scale causing minerals and has hundreds of uses around the home.

The Company introduced the product through a direct response television ad which played on select cable stations in targeted markets and on the Internet. The purpose of the test was to establish the product in the marketplace for the 2006 gardening season and determine product marketability. The results of the combined marketing tests for this product indicate that there is the potential for a substantial market. Based on testing, management is developing a strategy to bring this product to market for 2006.

During FY 2005, Pacific Sands developed a substantial Internet presence and retail business through a combination of marketing through targeted national press releases, search engine placement and web advertising. In FY 2006, management intends to continue to expand the Company's Internet pretense and direct retail through the introduction of new EcoOne products including cleaning, pet care and water filtration products. Management is also actively seeking outside products that fit the EcoOne environment and health-friendly philosophy to market in complement with the Company's own product lines.

Management is examining the acquisition of companies, products and Internet sites that match the environment and health marketplace business model and could benefit from the marketing experience and delivery capabilities of Pacific Sands. Management believes that the acquisition of existing new products and sales outlets will serve to accelerate the Company's move toward sustained growth and profitability.

Management will continue to pursue the introduction of new environment and health-friendly products to the marketplace via direct response television marketing. Management believes that direct response television is an excellent method for quickly establishing new products in the marketplace and achieving high margin returns on advertising dollars invested. Management has in place the needed infrastructure to support the necessary order taking, customer support and delivery capacity to support such campaigns. In FY2006, the Company will be implementing a comprehensive enterprise inventory, accounting and shipping control system as additional support to this infrastructure.

New Personnel:
Management anticipates hiring between 4 and 7 new staff members in FY 2006 to support increased sales, marketing and manufacturing operations. Additionally, management sought to hire an experienced research chemist in FY 2006 to develop and evaluate new environment and health-friendly products. In September, 2005, Pacific Sands hired Dr. Jack Hagarty to fill this position. Management anticipates that continuing new business will sufficiently offset the additional expenses of new personnel.

Expansion of Manufacturing and Administration Facilities:
Pacific Sands currently occupies a 5,000 square foot manufacturing and warehousing facility and 1,600 square feet of administrative office space. Management believes that current facilities are sufficient to support its expanding business needs. In the event additional space is needed, warehousing and office space is readily available in the same industrial complex which the Company currently occupies.

The Company currently utilizes a modular liquid filling and bottling line which is capable of producing, labeling and packaging 10,000 units of product or more per day. Production, warehousing and distribution workstations are currently designed to be efficiently operated by between 1 and 7 personnel, depending on product demand. Additional temporary help is currently sufficient to meet periodic surges in demand to maximum capacity. Management anticipates that, when demand and cash flow permit, the Company will fully automate its liquid filling capacity to meet future demand and decrease the need for additional personnel.

Sale Of Restricted Securities:
The Board of Directors of Pacific Sands has established policy for the sale of restricted stock to qualified individuals as follows:

In order to maintain the Company's ability to raise capital on an as-needed basis and to support sufficient cash reserves to continue the orderly flow of business, and in response to investor and affiliate requests to purchase shares of stock directly from the Company, the Board of Directors of Pacific Sands has set policy with regard to the sale of restricted securities to the public:

Sales will be limited to "Accredited Investors" as defined in Rule 501 of Regulation D promulgated under the 1933 Act. Such sales shall be made at the discretion of the Board of Directors. The Board of Directors reserves the right to suspend or refuse the sale of restricted stock at any time for any reason. The price shall be set at a 25% discount from the average closing price of the stock as reported on the NASD Over the Counter Bulletin Board for the 10 days previous to the date of the sale.

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

The Board of Directors of Pacific Sands set policy for the purchase of Company common stock as follows:

The Board of Directors of Pacific Sands has authorized the purchase of shares of its common stock on the open market and from private investors. In anticipation of increasing revenues due to expanding sales of the Company's product lines and assuming sales will exceed projected expectations, the Company has funded an investment account with an established securities broker. Purchases may be made without further notice to the public at the discretion of the Company CEO. Shares purchased will be held in the account until such time as the Board elects to return the shares to treasury or apply them to other use. All purchasing transactions will be done within SEC guidelines and applicable regulations. Shares held in account in excess of 2 years will be retired and / or returned to treasury at the discretion of the Board of Directors.

The Company presently employs four full-time and four part-time employees.


Item 7. Financial Statements.

See F-1 through F-11 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

8A. N/A

8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name                              Age                   Title
Michael L. Wynhoff                40                    Director
Michael D. Michie                 44                    Director
Mark R. Rauscher                  42                    Director

All directors have indefinite terms of office.


Officers of the Company

Name                              Age                   Title
Michael L. Wynhoff                40                    President / CEO
Michael D. Michie                 44                    CFO / Treasurer
Mark R. Rauscher                  42                    Secretary



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


Compliance with Section 16(a) of the Exchange Act:

During the past fiscal year Mark Rauscher failed to timely file reports required by Section 16 (a) of the Exchange Act. The Company will request said filings by Mr. Rauscher.



Item 10. Executive Compensation.


Summary Compensation Table

(a)         (b)    (c)     (d)     (e)    (f)        (g)        (h)       (i)
                                          Restricted                      All
Name                                      Stock                 LTIP      Other
Position    Year   Salary  Bonus   Other  Awards     Options    Payouts

Michael     2005  $40,350  -0-   $21,384   -0-       2,000,000   -0-      -0-
Wynhoff                          Deferred            @ 0.03
CEO         2004  $ 2,400  -0-   -0-       -0-       -0-         -0-      -0-

Stanley
Paulus      2004  $-0-     -0-   -0-       -0-       -0-         -0-      -0-
President   2003  $15,000  -0-   -0-       3,000,000 -0-         -0-      -0-

Michael     2005  $59,988  -0-   -0-       -0-       500,000     -0-      -0-
Michie                                               @ 0.10      -0-      -0-
CFO         2004  $ 2,780  -0-   -0-       -0-

Rita        2004  $-0-     -0-   -0-       -0-       -0-         -0-      -0-
Paulus      2003  $-0-     -0-   -0-       750,000   -0-         -0-      -0-
Treasurer

Mark        2005  $-0-     -0-   -0-       -0-       500,000     -0-      -0-
Rauscher                                             @ 0.10
Secretary   2004  $-0-     -0-   -0-       -0-       -0-         -0-      -0-


As of June 16, 2004, Stanley Paulus resigned as President/CEO of the Company. Michael Wynhoff became President / CEO of the Company June 16, 2004.

As of June 16, 2004, Rita Paulus resigned as Treasurer of the Company. Michael Michie became CFO/VP of Marketing on June 16, 2004.

As of June 30, 2004, Stanley Paulus resigned as Secretary of the Company. Mark Rauscher became Secretary on June 30, 2004.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


Name and Address of                     Amount of                    Percent of
Beneficial Owner                   Beneficial Ownership                Class
----------------                   --------------------                -----

Mark Rauscher                       1,333,333 shares                   4.5%
1509 Rapids Drive
Racine, WI 53404

Michael Wynhoff                     4,035,018 shares                   13.7%
1509 Rapids Drive
Racine, WI 53404

Michael Michie                      1,429,500 shares                   4.8%
1509 Rapids Drive
Racine, WI 53404

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Attached Exhibits

------------------------- ---------------------------------------------- -------
EXHIBIT NUMBER            NAME                                           PAGE
                                                                         NUMBER
------------------------- ---------------------------------------------- -------
         (31)             Certification                                   17
         (32)             Certification    -   Rule ss.1350               20


Item 14. Principal Accountant Fees and Services.

Audit Fees:

Frank L. Sassetti & Company charged the Company audit fees of $15,000 in the fiscal year 2005, which amount included the quarterly filings.

Frank L. Sassetti & Company charged the Company audit fees of $10,500 in the fiscal year 2004, which amount included reviewing the year end June 30, report and the September 2003, December 2003 and March 2004 quarterly reports due to questions regarding independence and licensing of Alex Domantay & Associates.

Alex D. Domantay & Assoc. charged the Company audit fees of $32,000.00 in the fiscal year 2003, which amount included the quarterly filings.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Pacific Sands, Inc.
By  /s/ Michael Wynhoff
        Michael Wynhoff, CEO, Director

Date: September 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Michie
        Michael Michie, CFO, Director

Date: September 28, 2005


By: /s/ Mark Rauscher
        Mark Rauscher, Secretary, Director

Date: September 28, 2005

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          INDEX TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2005 AND 2004


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC
  ACCOUNTING FIRM                                                           F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                             F-3

  Statements of Operations                                                  F-4

  Statements of Stockholders' Equity                                        F-5

  Statements of Cash Flows                                            F-6 - F-7

  Notes to Financial Statements                                       F-8 - F-14












                                      -F1-

                             Frank L. Sassetti & Co.

                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

          We have audited the accompanying balance sheet of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2005, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. dba Natural Water Technologies as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.

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


/s/ Frank L. Sassetti & Co.

September 17, 2005
Oak Park, Illinois




     6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433
                               Fax (708) 386-0139


                                      -F2-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                                  BALANCE SHEET

                                  JUNE 30, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                         $       541
  Trade receivables                                                      60,699
  Inventories                                                            31,295
  Prepaid expenses                                                       15,210
                                                                    ------------

                Total Current Assets                                    107,745

PROPERTY AND EQUIPMENT
  Furniture, fixtures and office equipment                                8,618
  Manufacturing equipment                                                12,653
  Leasehold improvements                                                  3,035
  Deposits on software costs                                             12,560
                                                                    ------------
                                                                         36,866
  Less accumulated depreciation                                           2,712
                                                                    ------------
                Property and Equipment, net                              34,154

OTHER ASSETS
  Accounts receivable - other (net of allowance for
   doubtful accounts of $176,223)                                        59,496
  Security deposits                                                         816
                                                                    ------------
                Total Other Assets                                       60,312
                                                                    ------------
                Total Assets                                        $   202,211
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                  $    45,544
  Current maturities of long-term debt                                    4,751
  Accrued expenses                                                       72,568
  Deferred compensation                                                 121,385
  Notes payable - other                                                  32,500
                                                                    ------------
                Total Current Liabilities                               276,748
                                                                    ------------
LONG TERM LIABILITIES
  Installment notes payable                                              19,121
                                                                    ------------
                Total Long Term Liabilities                              19,121
                                                                    ------------
STOCKHOLDERS' EQUITY
  Common stock                                                           36,844
  Additional paid in capital                                          2,879,170
  Treasury stock, at cost                                              (151,030)
  Accumulated deficit                                                (2,858,642)
                                                                    ------------
                Total Stockholders' Equity                              (93,658)
                                                                    ------------
                Total Liabilities and Stockholders' Equity          $   202,211
                                                                   =============


                  The accompanying notes are an integral part
                          of the financial statements.



                                      -F3-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                     2005              2004
                                                 ------------     -------------

NET SALES                                        $    219,573      $     61,703

COST OF SALES                                         102,048            11,612
                                                 ------------      ------------

  GROSS PROFIT                                        117,525            50,091

SELLING AND
 ADMINISTRATIVE EXPENSES                              431,024           225,277
                                                 ------------      ------------

  LOSS FROM OPERATIONS                               (313,499)         (175,186)
                                                 ------------      ------------

OTHER INCOME (EXPENSES)
  Interest expense                                     (3,433)
  Gain on restructure of debt                          15,791
  Forgiveness of debt                                                    36,415
  Miscellaneous income                                    710
                                                 ------------      ------------

  LOSS BEFORE INCOME TAXES                           (300,430)         (138,771)

INCOME TAXES
                                                 ------------      ------------
  NET LOSS                                           (300,430)     $   (138,771)
                                                 ============      ============

BASIC AND DILUTED NET LOSS
 PER SHARE                                             (0.010)     $     (0.005)
                                                 ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                30,607,798        27,898,092
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



                                      -F4-

                                                       PACIFIC SANDS, INC.
                                                  DBA NATURAL WATER TECHNOLOGIES

                                                STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      JUNE 30, 2005 AND 2004

                                   Common Stock                         Treasury Stock
                                   ------------                         --------------
                                Par value - $.001       Additional
                           50,000,000 shares authorized  Paid In                            Accumulated   Shareholder
                                 Shares      Amount      Capital       Shares      Amount     Deficit     Receivable    Total
                               ----------  ---------   -----------   ----------   ---------  -----------   --------- -----------
Balance at July 1, 2003        28,798,873  $  28,799   $ 2,365,803       (9,000)  $  (5,514) $(2,419,441)  $         $  (30,353)

  Cancellation of distribution
    rights                     (1,000,000)    (1,000)      (39,000)                                                     (40,000)
  Issuance of common stock
    for cash                    2,500,000      2,500        72,500                                                       75,000
  Forgiveness of officers'
    salaries                                               189,819                                                      189,819
  Sale of inventory to
    shareholder                                            (28,520)                                         (121,480)  (150,000)

 Net loss                                                                                       (138,771)              (138,771)
                               ----------  ---------   -----------   ----------   ---------  -----------   --------- -----------

Balance at June 30, 2004       30,298,873     30,299     2,560,602       (9,000)     (5,514)  (2,558,212)   (121,480)   (94,305)

Issuance of common stock:
  For cash                      2,644,611      2,644       181,981        9,000       5,514                             190,139
  For options exercised         2,933,333      2,933        18,367                                                       21,300

  For cancellation of debt        347,481        348        20,805                                                       21,153

  For professional services       620,000        620        30,715                                                       31,335

Repurchase of common stock:
  For cash                                                           (2,700,000)    (29,550)                            (29,550)
  In lieu of receivable                                              (4,859,187)   (121,480)                 121,480
Below market rate stock
    options granted                                         66,700                                                       66,700

 Net loss                                                                                       (300,430)              (300,430)
                               ----------  ---------   -----------   ----------   ---------  -----------   --------- -----------

Balance at June 30, 2005       36,844,298  $  36,844   $ 2,879,170   (7,559,187)  $(151,030) $(2,858,642)  $      --  $ (93,658)
                               ==========  =========   ===========   ==========   =========  ===========   ========= ===========



                                           The accompanying notes are an integral part
                                                   of the financial statements.


                                                               -F5-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2005 AND 2004


                                                           2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(300,430)   $(138,771)
  Adjustments to reconcile net loss to net
    cash used in operating activities -
   Depreciation                                              2,712        1,380
   Loss from disposal of equipment                                        1,032
   Deferred compensation                                    21,385
   Compensation on options granted                          66,700
   Issuance of stock for services
     and compensation                                       31,335
   Gain on restructure of debt                             (15,791)
   Changes in assets and liabilities -
     Trade accounts receivable                             (56,894)      62,775
     Inventories                                           (25,697)      (2,654)
     Prepaid expenses                                      (14,285)         497
     Accounts payable                                       31,499      (37,380)
     Other current liabilities                              32,331       35,028
     Wages payable                                                       67,500
                                                         ---------    ---------

      Net Cash Used in Operating Activities               (227,135)     (10,593)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital acquisitions                                     (36,866)          --
  Increase in security deposits                               (816)
                                                         ---------    ---------

      Net Cash Used in Investing Activities                (37,682)          --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                               43,872       12,500
  Payment of notes payable                                  (2,501)     (37,500)
  Issuance of common stock                                 190,139       75,000
  Issuance of common stock - exercise of options            19,300
  Purchase of common stock                                 (29,550)
                                                          ---------    ---------

      Net Cash Provided by Financing Activities            221,260       50,000
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       (43,557)      39,407

CASH AND CASH EQUIVALENTS
        Beginning of year                                   44,098        4,691
                                                         ---------    ---------

        End of year                                      $     541    $  44,098
                                                         =========    =========

                  The accompanying notes are an integral part
                          of the financial statements.

                                      -F6-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2005 AND 2004


                                                             2005        2004
                                                          ----------  ----------


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION


 Cash paid during the year for
  Interest                                                $     433   $      --
                                                          ==========  ==========

  Income taxes                                            $      --   $      --
                                                          ==========  ==========

SUPPLEMENTAL INFORMATION FROM NONCASH
  INVESTING AND FINANCING ACTIVITIES

 Cancellation of distribution rights and share            $      --   $ (40,000)
                                                          ==========  ==========

 Conversion of shareholder receivable to
  treasury stock                                          $ 121,480   $      --
                                                          ==========  ==========

 Conversion of debt to equity                             $  21,153   $      --
                                                          ==========  ==========

 Conversion of debt to equity - options exercised         $   2,000   $      --
                                                          ==========  ==========

 Sale of technical and environmental books
  to stockholder for shares of stock                      $      --   $ 150,000
                                                          ==========  ==========

 Forgiveness of accrued officer/stockholder salaries      $      --   $ 189,819
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

                             JUNE 30, 2005 AND 2004


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

   Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of three to five years primarily using the straight-line method. Depreciation charges totaled $2,712 and $1,380 during the years ended June 30, 2005 and 2004, respectively.

   Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped. The Company classifies freight billed to customers as net sales; costs related to fright are classified as cost of goods sold.

   Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During fiscal years ended June 30, 2005 and 2004, advertising and promotion costs totaled $34,362 and $451, respectively.

   Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

   Basic and Diluted Net Loss Per Share - Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.


                                      -F8-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004


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

2 . INVENTORIES
      Inventories as of June 30, 2005 and 2004 consisted of the following:

                                           2005                     2004
                                         --------                 --------
          Raw materials                  $ 25,118                 $ 5,598
          Finished goods                    6,177                      -
                                         --------                 --------
                                         $ 31,295                 $ 5,598
                                         ========                 ========


3. INSTALLMENT NOTES PAYABLE

          Installment note payable consists of a four year lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%. Monthly installment payments are $658, with a bargain purchase option at the end of the lease of $1. The transaction has been accounted for as a purchase in accordance with generally accepted accounting principles.

        The scheduled maturities over the next four years are as follows:

                     June 30, 2006      $ 4,751
                              2007        5,484
                              2008        6,332
                              2009        7,305

4. NOTES PAYABLE

          Notes payable consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 8%. Management intends to restructure its debt. To date, $3,000 in interest has been converted to equity.


                                      -F9-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004


5. DISTRIBUTION RIGHTS

          During the year ended June 30, 2004, the Company cancelled the distribution rights on 1,000,000 shares of common stock. The rights had been valued at $.04 per share. The effect of this cancellation resulted in a decrease of $40,000 to the Company's stockholder equity.

6. STOCK-BASED COMPENSATION

          The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net losses for the twelve months ended June 30, 2005 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective years:

                                                      Fiscal Year Ended June 30,
                                                     ---------------------------
                                                        2005           2004
                                                     -----------   -------------
Net losses, as reported                              $(300,430)    $   (138,771)
   Add: stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                                  66,700
   Deduct:  total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (70,000)
                                                     -----------   ------------

 Pro forma net losses                                $(303,730)    $   (138,771)
                                                     ===========   ============

 Basic and diluted loss per share:
   As reported                                       $  (0.010)    $     (0.005)
   Pro forma                                            (0.010)          (0.005)


                                     -F10-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004


6. STOCK-BASED COMPENSATION - CONTINUED

                     Employee stock options are as follows:
                                                        Price per share
                                                 -------------------------------
                                   Shares          Range       Weighted Average
                                 -----------     ------------  -----------------

Balance, June 30, 2004
   Granted                         6,100,000      $.001 - .10    $    0.031
   Exercised                      (2,933,333)      .001 - .03         0.007
   Cancelled/Expired
                                 -----------
Balance, June 30, 2005             3,166,667        .03 - .10         0.052
                                 ===========
           No options were issued during the year ended June 30, 2004

7. LEASE COMMITMENT

          The Company entered into a one year lease expiring December 31, 2005 for 11,000 square feet of office and warehouse space for $1,176 per month. The Company is responsible for insuring the premises. Rent expense was $9,936 and $8,800 for the years ended June 30, 2005 and 2004, respectively.

8. BASIC AND DILUTED LOSS PER SHARE

          The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,000,000 shares of exercisable potentially dilutive options as of June 30, 2005. There were no options outstanding at June 30, 2004.

                                                       Year Ended June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------

Basic and diluted loss per share:
  Numerator:
    Net loss                                      $   (300,430)    $   (138,771)
                                                  ------------     ------------

Denominator:
  Basic and diluted weighted average
   number of common shares outstanding
   during the period                                30,607,798       27,898,092
                                                  ------------     ------------

  Basic and diluted loss per share                $     (0.010)    $     (0.005)
                                                  ============     ============

          Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.


                                     -F11-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

9. INCOME TAXES

          The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

          The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2005 are as follows:

   Deferred tax asset

     Net operating loss carryforwards                             $   704,900

     Valuation allowance                                             (704,900)
                                                                  -----------


     Net deferred tax asset                                       $        --
                                                                  ===========

          At June 30, 2005, the Company has a net operating loss carryforwards for Federal tax purposes of approximately $2,014,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

10. RELATED PARTY TRANSACTIONS AND FORGIVENESS OF INDEBTEDNESS

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

          The Paulus' purchased from the Company the inventory known as "technical books" for $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there is an additional write down of the inventory of $28,500. This amount is recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares were still being held in escrow by legal counsel at June 30, 2004, the transaction was recorded as due from shareholder. As of June 30, 2005, the shares had been retired to treasury.

          In addition, management has negotiated the restructuring of debt due to the Paulus'. This restructuring reduced the debt balance due the Paulus' by $15,791 and extended the due date to June, 2006. This reduction has been recorded as a gain from restructuring of debt in the statement of operations.


                                     -F12-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

11. CONTINGENCIES

          The Company was involved in a lawsuit with a supplier for withholding payment. This matter concerned what the Company believed were deficiencies in the work of the supplier. The parties entered into a settlement agreement, wherein the supplier would perform repairs to their work and then the Company would pay. Since no action has been performed by the supplier and since the repairs can no longer be made, management has concluded to abandon the debt.

          Accounts receivable from a major customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that certain equipment did not work properly, while management contests that the equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and since there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $176,223 exists. Bad debt expense of $1,848 and $58,934 was recorded in the statement of operations for the years ended June 30, 2005 and 2004, respectively.

          Currently, there is $39,915 of professional services in dispute, which is recorded as accrued expenses as of June 30, 2005 and 2004. Management does not intend to pay this outstanding debt and has attempted to pursue legal remedies.

12. CONCENTRATIONS

          The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the year ended June 30, 2005, three customers accounted for approximately thirty four percent (34%) of the Company's sales.


                                     -F13-

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

13. GOING CONCERN

          The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2005, the Company had incurred cumulative losses of $2,858,642. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of the quarterly results of operations for the years ended June 30, 2005 and 2004:

                                             Quarter ended
                      ---------------------------------------------------------
                      September 30,    December 31,    March 31,      June 30,
                           2004           2004          2005            2005
                      -------------- -------------- -------------  ------------

Net sales             $     16,959   $     20,019   $     56,528   $    126,067

Gross profit                 6,417         15,116         25,732         70,260

Net loss                  (114,623)       (66,160)       (68,061)       (51,586)

Net loss per share-
 basic and diluted          (0.004)        (0.002)        (0.002)        (0.002)

Weighted average basic
 and diluted shares     30,478,221     32,618,523     30,163,975     28,742,395

                                            Quarter ended
                      ---------------------------------------------------------
                      September 30,    December 31,    March 31,      June 30,
                           2003           2003          2004            2004
                      -------------- -------------- -------------  ------------

Net sales             $     14,348   $     10,681   $     14,595   $     22,079

Gross profit                10,085         10,406         11,676         17,924

Net loss                   (23,585)       (26,950)      (116,092)        27,856

Net loss per share-
 basic and diluted          (0.001)        (0.001)        (0.004)         0.001

Weighted average basic
 and diluted shares      28,192,047     27,789,873     27,789,873     27,817,346



                                     -F14-

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


Date: September 28, 2005



/s/ Michael Wynhoff
--------------------------------------
Michael Wynhoff, Chief Executive Officer

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


Date: September 28, 2005



/s/ Michael Michie
--------------------------------------
Michael Michie, CFO

EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the June 30, 2005 Annual Report of Pacific Sands, Inc. (the "Registrant") on Form 10-KSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Wynhoff, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

     (i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: September 28, 2005                 /s/ Michael Wynhoff
                                          Michael Wynhoff
                                          Chief Executive Officer