Form 10QSB
period 2005-09-30
PACIFIC SANDS INC
filed 2005-11-15
CIK 1069799

________________________________________________________________________________


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                       1509 Rapids Drive, Racine, WI 53404
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (262)619-3261
                           ---------------------------
                           (Issuer's telephone number)


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

                            Yes     X             No
                                 -------             -------

As of November 14, 2005, the Company had 30,238,927 shares of its $.001 par value common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one):

                            Yes                 No      X
                                 -------             -------

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

   Condensed Balance Sheet at September 30, 2005 (unaudited)                   4

   Condensed Statements of Operations for the Three Months Ended
     September 30, 2005 and 2004 (unaudited)                                   5

   Condensed Statements of Cash Flows for the Three
     Months Ended September 30, 2005 and 2004
     (unaudited)                                                               6

  Notes to Condensed Financial Statements (unaudited)                          7

  Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  13

  Item 2.  Changes in Securities                                              13

  Item 3.  Defaults Upon Senior Securities                                    13

  Item 4.  Submission of Matters to a Vote of Security Holders                13

  Item 5.  Other Information                                                  13

  Item 6.  Exhibits and Reports on Form 8-K                                   13

  Signatures                                                                  13

                             Frank L. Sassetti & Co.
                          Certified Public Accountants


The Board of Directors
Pacific Sands, Inc. dba Natural Water Technologies

         We have reviewed the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of September 30, 2005 and the related statements of s, stockholders' equity and cash flows for the three months ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern. Management's s in regard to these matters are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PACIFIC SANDS, INC. DBA NATURAL WATER TECHNOLOGIES as of June 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 17, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

November 8, 2005
Oak Park, Illinois

                 6611 W. North Avenue * Oak Park, Illinois 60302
                   Phone (708) 386-1433 * Fax (708) 386-0139

                               PACIFIC SANDS, INC.
                      DBA NATURAL WATER TECHNOLOGIES
                              BALANCE SHEETS
                   SEPTEMBER 30, 2005 AND JUNE 30, 2005

                                     ASSETS
                                     ------
                                                       September 30,
                                                           2005        June 30,
                                                        (A Review)       2005
                                                     -------------  ------------
CURRENT ASSETS
 Cash and cash equivalents                           $     2,301    $       541
 Trade receivables                                        57,553         60,699
 Inventories                                              48,955         31,295
 Prepaid expenses                                         12,700         15,210
                                                     -------------  ------------
   Total Current Assets                                  121,509        107,745
                                                     -------------  ------------
PROPERTY AND EQUIPMENT
 Furniture and fixtures & office equipment                 8,618          8,618
 Manufacturing equipment                                   9,500         12,653
 Leasehold improvements                                    3,035          3,035
 Software costs                                           13,777         12,560
                                                      ------------- ------------
                                                          34,930         36,866
Less accumulated depreciation                              3,596          2,712
                                                      ------------- ------------
   Property and Equipment, net                            31,334         34,154
                                                      ------------- ------------
OTHER ASSETS
 Accounts receivable - other (net of allowance for        59,496         59,496
  doubtful accounts of $176,223)
 Security deposits                                           816            816
                                                     -------------  ------------
   Total Other Assets                                     60,312         60,312
                                                     -------------  ------------
   Total Assets                                      $   213,155    $   202,211
                                                     =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                    $    70,075    $    45,544
 Current maturities of long-term debt                      5,015          4,751
 Accrued expenses                                         97,640         72,568
 Deferred compensation                                   123,335        121,385
 Notes payable - other                                    57,500         32,500
                                                     -------------  ------------
   Total Current Liabilities                             353,565        276,748
                                                     -------------  ------------
LONG TERM LIABILITIES
 Installment notes payable                                19,192         19,121
                                                     -------------  ------------
 Common stock                                             37,249         36,844
 Additional paid in capital                            2,922,833      2,879,170
 Treasury stock, at cost                                (151,030)      (151,030)
 Accumulated deficit                                  (2,968,654)    (2,858,642)
                                                     -------------  ------------
   Total Stockholders' Equity                           (159,602)       (93,658)
                                                     -------------  ------------
 Total Liabilities and Stockholders' Equity          $   213,155    $   202,211
                                                     =============  ============

                  The accompanying notes are an integral part
                          of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (A Review)

                                                      2005             2004
                                                 ------------      ------------

NET SALES                                        $     71,234      $     16,959

COST OF SALES                                          22,578            10,542
                                                 ------------      ------------
  GROSS PROFIT                                         48,656             6,417

SELLING AND ADMINISTRATIVE EXPENSES                   154,857           120,914
                                                 ------------      ------------
  LOSS FROM OPERATIONS                               (106,201)         (114,497)
                                                 ------------      ------------
OTHER INCOME (EXPENSES)
 Interest expense                                      (1,142)           (3,000)
 Loss on Disposal of Assets                            (2,680)
 Miscellaneous income                                      11             2,874
                                                 ------------      ------------

  Total Other Income(Expenses)                         (3,811)             (126)
                                                 ------------      ------------

  LOSS BEFORE INCOME TAXES                           (110,012)         (114,623)
                                                 ------------      ------------
INCOME TAXES

  NET LOSS                                       $   (110,012)     $   (114,623)
                                                 ============     =============

BASIC AND DILUTED NET LOSS
 PER SHARE                                       $     (0.004)     $     (0.004)
                                                 ============      ============

BASIC AND DILUTED WEIGHTED
 AVERAGE SHARES                                    29,497,231        30,478,221
                                                 ============      ============

                  The accompanying notes are an integral part
                          of the financial statements.

                                PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (A Review)
                                                            2005         2004
                                                         ----------   ----------
CASH FLOWS FROM OPERATIONG ACTIVITIES
 Net loss                                                $(110,012)   $(114,623)
 Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities -
   Depreciation                                              1,357          421
   Loss on disposal of equipment                             2,680
   Deferred compensation                                     1,950
   Common shares and rights issued for
    services and compensation                               28,096        66,700
   Changes in assets and liabilities -
    Trade accounts receivable                                3,146       (4,886)
    Inventories                                            (17,660)        (726)
    Prepaid expenses                                         2,510          925
    Accounts payable and other current liabilities          49,603       25,356
                                                         ----------   ----------
      Net Cash Used in Operating Activities                (38,330)     (26,833)
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital acquisitions                                            --       (5,255)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                   15,972       10,000
 Proceeds from notes payable                                25,000
 Repayment of note payable                                    (882)        (500)
                                                         ----------   ----------

      Net Cash Provided by Financing Activities             40,090        9,500
                                                         ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 1,760      (22,588)

CASH AND CASH EQUIVALENTS
   Beginning of period                                         541       44,098
                                                         ----------   ----------
   End of period                                         $   2,301    $  21,510
                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the three months for
   Interest                                              $   1,142    $
                                                         ==========   ==========
   Income taxes                                          $            $
SUPPLEMENTAL INFORMATION FROM                            ==========   ==========
 NONCASH FINANCING ACTIVITIES

   Capital lease obligations                             $   1,217    $
                                                         ==========   ==========

                   The accompanying notes are an integral part
                          of the financial statements.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30, 2005
                                   (A Review)

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

   Interim Financial Statements - The balance sheet as of September 30, 2005 and the statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2005 and 2004, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005 and the results of operations and cash flows for the three months ended September 30, 2005 and 2004.

   Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

   Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $1,356 and $421 during the three months ended September 30, 2005 and 2004, respectively.

   Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

   Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the three months ended September 30, 2005 and 2004, advertising and promotion costs totaled $24,774 and $1,179, respectively.

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

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30, 2005
                                   (A Review)

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

2. INVENTORIES

         Inventories as of September 30, 2005 and June 30, 2005 consisted of the following.

                                  September 30, 2005         June 30, 2005
                                  ------------------         -------------

         Raw materials                 $32,164                  $25,118

         Finished goods                 16,791                    6,177
                                       -------                  -------
                                       $48,955                  $31,295
                                       =======                  =======

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30,2005
                                   (A Review)

3. INSTALLMENT NOTES PAYABLE

   Installment note payable consists of a four year lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%. Monthly installment payments are $691, with a bargain purchase option at the end of the lease of $1. The transaction has been accounted for as a purchase in accordance with generally accepted accounting principles.

        The scheduled maturities over the next four years are as follows:

                June 30,           2006                    $ 5,015
                                   2007                      5,904
                                   2008                      6,816
                                   2009                      6,472

4. NOTES PAYABLE

   Notes payable consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 8%. Management intends to restructure its debt. To date, $3,000 in interest has been converted to equity.

5. STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net losses for the three months ended September 30, 2005 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective years:

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30,2005
                                   (A Review)

5. STOCK-BASED COMPENSATION - CONTINUED
                                                         2005          2004
                                                      ----------   ----------
   Net losses, as reported                            $(110,012)   $(114,623)
    Add: stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax
       effects                                                        66,700
    Deduct:  total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax
       effects                                                      (502,000)
                                                      ----------   ----------

    Pro forma net losses                              $(110,012)   $(549,923)
                                                      ==========   ==========
    Basic and diluted loss per share:
          As reported                                 $  (0.004)   $  (0.004)
          Pro forma                                      (0.004)      (0.016)

            Employee stock options are as follows:

                                                            Price per share
                                                            ---------------
                                                                       Weighted
                                          Shares           Range        Average
                                          ------           -----        -------
   Balance, June 30, 2005               3,166,667       .03 - .10         0.052
     Granted
     Exercised
     Cancelled                           (166,667)         0.03            0.03
                                        ---------
   Balance, September 30, 2005          3,000,000       .03 - .10         0.052
                                        =========

   6,100,000 options were issued during the twelve months ended June 30, 2004.

 6. LEASE COMMITMENT

      The Company entered into a one year lease expiring December 31, 2005 for 11,000 square feet of office and warehouse space for $1,174 per month. The Company is responsible for insuring the premises. Rent expense was approximately $ 5,124 and $ 800 for the three months ended September 30, 2005 and 2004, respectively.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30,2005
                                   (A Review)

7. BASIC AND DILUTED LOSS PER SHARE

      The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,000,000 shares of exercisable potentially dilutive options outstanding as of September 30, 2005. There were 4,100,000 options outstanding at September 30, 2004.

                                                Three Months Ended September 30,
                                               ---------------------------------
                                                   2005                 2004
                                               -------------       -------------
Basic and diluted loss per share:
 Numerator:
  Net loss                                     $   (110,012)       $   (114,623)
                                               -------------       -------------

 Denominator:
  Basic and diluted weighted average
    number of common shares
    outstanding during the period                29,497,231          30,478,221
                                               ------------        -------------

 Basic and diluted loss per share              $     (0.004)       $     (0.004)
                                               ============        =============

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

      The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2005 are as follows:

    Deferred tax asset

      Net operating loss carryforwards                $ 813,925
      Valuation allowance                              (813,925)
                                                      ----------
      Net deferred tax asset                          $       -
                                                      ==========

      At September 30, 2005, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,123,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30,2005
                                   (A Review)

9. RELATED PARTY TRANSACTIONS AND FORGIVENESS OF DEBT

      On June 15, 2004, Stan and Rita Paulus resigned as officers and board members of the Company and were replaced by a new management team. As part of the transition in management, several transactions occurred which are all discussed below.

      Stan and Rita agreed to waive all unpaid compensation from the Company except for $100,000, which shall be paid in full within two years of the transition date.

      The Paulus' purchased from the Company the inventory known as "technical books" for the sum of $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there was an additional write down of the inventory of $28,500. This amount was recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares were still being held in escrow by counsel at June 30, 2004, the transaction was recorded as due from shareholder. As of June 30, 2005, the shares had been returned to treasury.

      In addition, management has negotiated the restructuring of debt due to the Paulus'. This restructuring reduced the debt balance due the Paulus' by $15,791 and extended the due date to June, 2006.

10. CONTINGENCIES

      Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $176,223 exists. No bad debt expense was recorded in the statement of operations for the three months ended September 30, 2005

                               PACIFIC SANDS, INC.
                         DBA NATURAL WATER TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004 AND JUNE 30,2005
                                   (A Review)

11. CONCENTRATIONS
      The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the three months ended September 30, 2005, three customers accounted for approximately 12.5%, 14%, and 13.5%, respectively, of the Company's sales. For the three months ended September 30, 2004, there were no single customer accounts for greater than ten percent (10%) of the Company's sales.

12. GOING CONCERN
      The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2005, the Company had incurred cumulative losses of $2,968,654. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.


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

                                                        PACIFIC SANDS, INC.
                                                        By:  /s/ Michael Michie
                                                             ------------------
                                                                 Michael Michie
                                                        Chief Financial Officer
      Dated: November 14, 2005

                                                                      EXHIBIT 99


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the September 30, 3005 Quarterly Report of Pacific Sands, Inc. (the "Registrant") on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Michie, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

(i) the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: November 14, 2005                    /s/ Michael Michie
                                            Michael Michie
                                            Chief Financial Officer

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


Date: November 14, 2005



/s/ Michael Wynhoff
------------------------------------
Michael Wynhoff, Chief Executive Officer

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


Date: November 14, 2005



/s/ Michael Michie
------------------------------------
Michael Michie, Chief Financial Officer