Form 10QSB
period 2006-02-14
PACIFIC SANDS INC
filed 2006-02-15
CIK 1069799

WASHINGTON, D.C. 20549
FORM 10-QSB

                (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Pacific Sands, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization)	88-0322882 (IRS Employer Identification No.)

1509 Rapids Drive, Racine, WI 53404
(Address of principal executive offices)

(262)619-3261
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
Yes ☒     No ☐

As of December 31, 2005, the Company had 37,743,751 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                        Yes ☐     No ☒

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Balance Sheet at December 31, 2005 (unaudited)

    Condensed Statements of Operations for the Three Months Ended
        December 31, 2005 and 2004 (unaudited)

    Condensed Statements of Cash Flows for the Three Months Ended
        December 31, 2005 and 2004 (unaudited)

    Notes to Condensed Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and  Procedures

PACIFIC SANDS, INC.

INDEX TO FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(A Review)

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-13

Frank L. Sassetti & Co.

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

Report of Independent Registered Public Accounting Firm
We have reviewed the balance sheet of PACIFIC SANDS, INC. as of December 31, 2005 and the related statements of operations for the three and six months ended December 31, 2005 and 2004, and the statements of stockholders' equity and cash flows for the six months ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PACIFIC SANDS, INC. as of June 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 17, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

February 4, 2006
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.

BALANCE SHEETS

DECEMBER 31, 2005 AND JUNE 30, 2005

ASSETS
	December 31,	June 30,
	2005	2005
	(A Review)
CURRENT ASSETS
Cash and cash equivalents	$ 2,492	$ 541
Trade receivables	48,576	60,699
Inventories	55,251	31,295
Prepaid expenses	14,584	15,210

Total Current Assets	120,903	107,745

PROPERTY AND EQUIPMENT
Furniture and fixtures and office equipment	9,897	8,618
Manufacturing equipment	12,204	12,653
Leasehold improvements	3,035	3,035
Deposit on software costs	13,777	12,560
	38,913	36,866
Less accumulated depreciation	5,089	2,712

Property and Equipment, net	33,824	34,154

OTHER ASSETS
Accounts receivable - other (net of allowance for	23,572	59,496
doubtful accounts of $212,147 and $176,223)
Security deposits	816	816

Total Other Assets	24,388	60,312

Total Assets	$ 179,115	$ 202,211

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 86,516	$ 45,544
Current maturities of long-term obligations	5,930	4,751
Accrued expenses	99,976	72,568
Deferred compensation	158,873	121,385
Notes payable - other	48,631	32,500

Total Current Liabilities	399,926	276,748

LONG TERM OBLIGATIONS
Captial leases, less current portion	18,044	19,121

STOCKHOLDERS' EQUITY
Common stock	37,744	36,844
Additional paid in capital	2,970,269	2,879,170
Treasury stock, at cost	(151,030)	(151,030)
Accumulated deficit	(3,095,838)	(2,858,642)

Total Stockholders' Equity	(238,855)	(93,658)

Total Liabilities and Stockholders' Equity	$ 179,115	$ 202,211

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(A Review)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

NET SALES	$ 59,348	$ 20,019	$ 130,582	$ 36,817

COST OF SALES	37,421	4,903	60,000	15,271

GROSS PROFIT	21,927	15,116	70,582	21,546

SELLING AND
ADMINISTRATIVE EXPENSES	147,554	81,276	302,409	203,127

LOSS FROM OPERATIONS	(125,627)	(66,160)	(231,827)	(181,581)

OTHER INCOME (EXPENSES)
Interest expense	(1,561)		(2,704)	(3,000)
Loss on disposal of assets			(2,680)
Miscellaneous income	4		15	2,890

Total Other Income(Expenses)	(1,557)		(5,369)	(110)

LOSS BEFORE INCOME TAXES	(127,184)	(66,160)	(237,196)	(181,691)

INCOME TAXES

NET LOSS	$ (127,184)	$ (66,160)	$ (237,196)	$(181,691)

BASIC AND DILUTED NET LOSS
PER SHARE	$ (0.004)	$ (0.002)	$ (0.008)	$ (0.006)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES	29,986,666	32,618,523	29,741,677	31,554,220

PACIFIC SANDS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(A Review)

	Common Stock			Treasury Stock
	Par value - $.001
	50,000,000 shares authorized
			Additional Paid	Number of		Accumulated	Shareholder
	Shares	Amount	In Capital	Shares	Amount	Deficit	Receivable	Total

Balance at June 30, 2004	30,298,873	$ 30,299	$ 2,560,602	(9,000)	$ (5,514)	$(2,558,212)	$ (121,480)	$ (94,305)

Issuance of Common Stock:
For Cash	2,904,969	905	49,541					50,446
For Options Exercised	2,633,333	2,633	9,667					12,300
For Cancellation of Debt	347,481	348	20,805					21,153

Below market rate stock
options granted			66,700					66,700

Net loss						(181,691)		(181,691)

Balance at December 31, 2004	36,184,656	$ 34,185	$ 2,707,315	(9,000)	$ (5,514)	$(2,739,903)	$ (121,480)	$(125,397)

Balance at June 30, 2005	36,844,298	$ 36,844	$ 2,879,170	(7,559,187)	$(151,030)	$(2,858,642)	$ -	$ (93,658)

Issuance of Common Stock:
For Cash	518,816	519	55,453					55,972
For Professional Services	320,637	321	20,395					20,716
For Salaries	60,000	60	15,251					15,311

Net loss						(237,196)		(237,196)

Balance at December 31, 2005	37,743,751	$ 37,744	$ 2,970,269	(7,559,187)	$(151,030)	$(3,095,838)	$ -	$(238,855)

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(A Review)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (237,196)	$ (181,691)
Adjustments to reconcile net loss to net cash
used in operating activities -
Depreciation	2,850	1,019
Loss on disposal of equipment	2,680
Deferred compensation	37,488	7,485
Compensation of below market stock
options granted		66,700
Common shares and rights issued for services and compensation	36,027
Changes in assets and liabilities -
Trade accounts receivable	12,123	(5,881)
Inventories	(23,956)	(5,348)
Prepaid expenses	626	(1,432)
Other assets	35,924
Accounts payable and other current liabilities	68,381	42,912

Net Cash Used in Operating Activities	(65,053)	(76,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(2,704)	(7,803)

Net Cash Used in Investing Activities	(2,704)	(7,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,972	50,446
Issuance of common stock - exercise of options		10,300
Issuance of notes payable	35,000	15,000
Repayment of notes payable and long term obligations	(21,264)	(500)

Net Cash Used in Financing Activities	69,708	75,246

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,951	(8,793)

CASH AND CASH EQUIVALENTS
Beginning of period	541	44,098

End of period	$ 2,492	$ 35,305

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the six months for
Interest	$ 2,704	$

Income taxes	$	$

SUPPLEMENTAL INFORMATION FROM
NONCASH FINANCING ACTIVITIES
Conversion of debt to equity	$	$ 21,153
Conversion of debt to equity - options exercised	$	$ 2,000
Capital Lease Obligations	$ 2,496	$

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30, 2005
(A Review)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc. with the right to do business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994 with an original authorized capital stock of 25,000 shares of $0.001 par value which was increased to 20,000,000 shares in 1997 with the same par value. On May 6, 2002, the authorized capital stock was increased to 50,000,000 shares.

The Company manufactures and distributes nontoxic cleaning and water treatment products with applications ranging from home spas and swimming pools to cleaning and pet care.

Interim Financial Statements - The balance sheet as of December 31, 2005 and the statements of operations for the six months ended December 31, 2005 and 2004, and the statements of stockholders' equity and cash flows for the six months ended December 31, 2005 and 2004, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of December 31, 2005 and the results of operations and cash flows for the six months ended December 31, 2005 and 2004.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $2,850 and $1,019 during the six months ended December 31, 2005 and 2004, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the six months ended December 31, 2005 and 2004, advertising and promotion costs totaled $34,367 and $3,569, respectively.

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

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30, 2005
(A Review)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $212,147 is adequate as of December 31, 2005.

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

2 .	INVENTORIES
Inventories as of December 31, 2005 and June 30, 2005 consisted of the following:

			December 31, 2005	June 30, 2005

		Raw materials	$ 34,445	$ 25,118

		Finished goods	20,806	6,177

			$ 55,251	$ 31,295

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30,2005
(A Review)

3.	LONG TERM OBLIGATIONS

Long term obligations consist of a four year lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45% and a two year lease agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December, 2005. Monthly installment payments are $691 and $67, respectively, with a bargain purchase option at the end of each lease of $1. The transactions have been accounted for as capital leases in accordance with generally accepted accounting principles.

	The scheduled maturities are as follows for the years ending December 31,

	2006	$5,930
	2007	6,903
	2008	7,148
	2009	3,993

4.	NOTES PAYABLE - OTHER

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%. Management intends to restructure its debt. To date, $3,000 in interest has been converted to equity.

5.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net loss for the six months ended June 30, 2004 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the respective years:

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30,2005
(A Review)

5.	STOCK-BASED COMPENSATION - CONTINUED
			Six Months Ended December, 31
			2005	2004

	Net losses, as reported		$ (237,196)	$ (181,691)
	Add: stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax
	effects.			66,700
	Deduct: total stock based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax
	effects.			(70,000)

	Pro forma net losses		$ (237,196)	$ (184,991)

	Basic and diluted loss per share:
	As reported		$ (0.008)	$ (0.006)
	Pro forma		(0.008)	(0.006)

	Employee stock options are as follows:

			Price per share
		Shares	Range	Weighted Average

	Balance, June 30, 2005	3,166,667	$ .03 - .10	$ 0.052
	Granted
	Exercised
	Expired	166,667	0.030	0.030
	Balance, December 31, 2005	3,000,000	$ .03 - .10	$ 0.053

	6,100,000 options were issued and 2,633,333 options were exercised during the six months ended December 31, 2004.

6.	LEASE COMMITMENT

The Company entered into a one year lease expiring December 31, 2006 for 11,000 square feet of office and warehouse space for $1,974 per month. The Company is responsible for insuring the premises. Rent expense was approximately $11,046 and $2,280 for the six months ended December 31, 2005 and 2004, respectively.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30,2005
(A Review)

7.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,000,000 shares of exercisable potentially dilutive options outstanding as of December 31, 2005. There were 3,466,667 options outstanding at December 31, 2004.

		Six Months Ended December 31,
		2005	2004
	Basic and diluted loss per share:
	Numerator:
	Net loss	$ (237,196)	$ (181,691)

	Denominator:
	Basic and diluted weighted average number of
	common shares outstanding during
	the period	29,986,666	31,554,220

	Basic and diluted loss per share	$ (0.008)	$ (0.006)

	Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

	The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2005 are as follows:

	Deferred tax asset

	Net operating loss carryforwards	$ 941,109

	Valuation allowance	(941,109)

	Net deferred tax asset	$ -

At December 31, 2005, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,250,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30,2005
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

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $212,147 exists. Bad debt expense in the amount of $35,980 was recorded in the statement of operations for the three and six months ended December 31, 2005.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004 AND JUNE 30,2005
(A Review)

11.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the six months ended December 31, 2005, one customer accounted for approximately 12.2% of the Company's sales. For the six months ended December 31, 2004, there was no single customer that accounted for greater than ten percent (10%) of the Company's sales.

12.	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2005, the Company had incurred cumulative losses of $3,095,838. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

ITEM 2: MANAGEMENT'S DISCUSSION

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S

ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED JUNE 30, 2005 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

THE COMPANY:

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

The Company has a mature, actively marketed product line known as the EcoOne Spa Treatment system.

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

RESULTS OF OPERATIONS:

The company had revenues of $130,582 and $59,348 for the six months and three months ending December 31, 2005, a net increase 354% and 296% respectively compared to $36,817 and $20,019 for the same periods the previous fiscal year. The increase in net sales is largely attributable to continuing orders of the EcoOne line of consumer pool and spa products from a retail and wholesale customer base largely developed in the third and forth quarters of FY 2005 (January through June, 2005).

Cost of sales for the six months and three months ending December 31, 2005 were $60,000 and $37,421 compared to $15,271 and 4,903 for the previous fiscal year. The increase was due largely to the addition of manufacturing employees and the expansion of our warehousing and manufacturing facility to meet increasing product demand.

Gross profits for the six months and three months ending December 31, 2005 were $70,582 and $21,927 compared to $21,546 and 15,116 for the same period of the previous fiscal year.

Selling and administrative expenses for the six months and three months were $302,409 and $147,554 compared to $203,127 and $81,276 the previous fiscal year. The increase in expenses is primarily attributable to a combination of additional employees, expanded office space and the addition of new production and accounting/inventory control technologies. The company also spent substantially more marketing and advertising dollars than in the previous fiscal year. Management notes that selling and administrative expenses increased at a substantially lower rate than revenues due to increases in efficiencies an expanded market.

The company incurred a net loss of $237,196 for the six months ending December 31, 2005 compared to $181,691 for the same period the previous fiscal year. Negative cash flow from operations for the six months ending December 31 2005 were $65,053 against a negative cash flow $76,236 for the same period the previous fiscal year.

There was a net reduction in the basic and diluted weighted average shares outstanding for the six months and three months ending December 31, 2005 over the same periods the previous fiscal year. The reduction in total shares outstanding is partially responsible for an increase in net loss per share from $0.008 and $0.004 per share for the six and three months ending December 31, 2005 compared to a loss of $0.006 and $0.002 for the same periods the previous fiscal year.

Seasonal Business:

In the company's 10K-SB filing for the fiscal year ending June 30, 2005, management anticipated that revenues for fiscal year 2006 would concentrate in the 3rd and 4th quarters in a similar pattern to the 2005 fiscal year. Despite the increase in revenues for the 2nd quarter over the same quarter of the previous fiscal year, management believes that the bulk of the company's FY 2006 revenues will again be realized in the 3rd and 4th quarters.

Pacific Sands is primarily engaged in the manufacture, marketing and distribution of nontoxic pool and spa treatment systems. The primary “buying season” for these types of products in the wholesale market is January through May and May through August in the retail market. Additionally, expenses for this industry will concentrate in our second quarter as that is when new marketing materials are introduced and the bulk of the industry trade shows take place.

Management is taking steps to offset the seasonal nature of its' business and revenue stream with the planned introduction of a line of household cleaning and pet care products in mid-2006.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, Michael Wynhoff and Chief Financial Officer, Michael Michie, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company's CEO and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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
Michael Michie
Chief Financial Officer
Dated: February 13, 2006

EXHIBIT 99

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the December 31, 2005 Quarterly Report of Pacific Sands, Inc. (the “Registrant”) on Form 10-QSB for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Michie, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

(i)	the Report, to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and,

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 13, 2005	/s/ Michael Michie
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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and;

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and,

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and,

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2006

/s/ Michael Wynhoff
____________________________________
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

10.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and;

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and controls and procedures based on our evaluation as of the Evaluation Date:

11.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and,

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and,

12.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2006

/s/ Michael Michie
____________________________________
Michael Michie, Chief Financial Officer