Form 10QSB/A
period 2005-12-31
PACIFIC SANDS INC
filed 2006-02-17
CIK 1069799

WASHINGTON, D.C. 20549

FORM 10-QSB
AMENDMENT 1

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
Yes ☒ No ☐

As of December 31, 2005, the Company had 37,743,751 shares issued and 30,184,564 shares outstanding of its $.001 par value common stock.

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