Form 10QSB
period 2006-03-31
PACIFIC SANDS INC
filed 2006-05-15
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission FIle Number:  000-29483
Pacific Sands, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0322882
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes     X      No ____

As of May 12, 2006, the Company had 30,785,573 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ____   No    X

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

We have reviewed the balance sheet of PACIFIC SANDS, INC. as of March 31, 2006 and the related statements of operations for the three and nine months ended March 31, 2006 and 2005, and the statements of stockholders' equity and cash flows for the nine months ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

May 8, 2006
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.

BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2005

ASSETS
	March 31,	June 30,
	2006	2005
	(A Review)
CURRENT ASSETS
Cash and cash equivalents	$4,344	$541
Trade receivables, net of allowances for the doubtful accounts	91,480	60,699
Inventories	45,369	31,295
Prepaid expenses	10,527	15,210
Total Current Assets	151,720	107,745

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	12,090	8,618
Manufacturing equipment	12,204	12,653
Leasehold improvements	3,035	3,035
Deposit on software costs	20,269	12,560
	47,598	36,866
Less accumulated depreciation	6,965	2,712
Property and Equipment, net	40,633	34,154

OTHER ASSETS
Accounts receivable - other (net of allowance for doubtful accounts of $ 235,718)	-	59,496
Security deposits	816	816

Total Other Assets	816	60,312

Total Assets	$193,169	$202,211

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$119,228	$45,544
Current maturities of long-term obligations	9,528	4,751
Accrued expenses	86,874	72,568
Deferred compensation	200,873	121,385
Notes payable - other	58,631	32,500

Total Current Liabilities	475,134	276,748

LONG TERM LIABILITIES
Capital leases, less current portion	25,149	19,121

Total Long Term Liabilities

STOCKHOLDERS' EQUITY
Common stock	38,197	36,844
Additional paid in capital	3,013,005	2,879,170
Treasury stock, at cost	(151,030)	(151,030)
Accumulated deficit	(3,207,286)	(2,858,642)

Total Stockholders' Equity	(307,114)	(93,658)

Total Liabilities and Stockholders' Equity	$193,169	$202,211

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(A Review)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

NET SALES	$136,805	$56,528	$267,387	$93,345

COST OF SALES	57,606	30,796	117,606	46,067

GROSS PROFIT	78,199	25,732	149,781	47,278

SELLING AND ADMINISTRATIVE EXPENSES	188,229	109,660	490,638	312,787
LOSS FROM OPERATIONS	(109,030)	(83,928)	(340,857)	(265,509)

OTHER INCOME (EXPENSES)
Interest expense	(2,434)	(400)	(5,138)	(3,400)
Loss on Disposal of Assets			(2,680)
Gain from restructuring of related party debt		15,791		15,791
Miscellaneous income	16	476	31	3,366
Total Other Income(Expenses)	(2,418)	15,867	(7,787)	15,757

LOSS BEFORE INCOME TAXES	(111,448)	(68,061)	(348,644)	(249,752)

INCOME TAXES

NET LOSS	$(111,448)	$(68,061)	$(348,644)	$(249,752)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.004)	$(0.002)	$(0.012)	$(0.008)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	30,537,094	30,163,975	30,018,273	31,227,328

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(A Review)

	Common Stock
	Par value - $.001 50,000,000 shares		Additional	Treasury Stock
	authorized		Paid	Number of		Accumulated	Shareholder
	Shares	Amount	In Capital	Shares	Amount	Deficit	Receivable	Total

Balance at June 30, 2004	30,298,873	$30,299	$2,560,602	(9,000)	$(5,514)	$(2,558,212)	$(121,480)	$(94,305)

Issuance of Common Stock:
For Cash	2,478,822	2,479	164,485	9,000	5,514			172,478
For Options Exercised	2,633,333	2,633	9,667					12,300
For Cancellation of Debt	347,481	348	20,805					21,153
For Professional services	400,000	400	15,100					15,500

Retirement of common stock:								-
For cash				(2,700,000)	(29,550)			(29,550)
In lieu of receivable				(4,859,187)	(121,480)		121,480	-

Below market rate stock options granted			66,700					66,700

Net loss						(249,752)		(249,752)

Balance at March 31, 2005	36,158,509	$36,159	$2,837,359	(7,559,187)	$(151,030)	$(2,807,964)	$-	$(85,476)

Balance at June 30, 2005	36,844,298	$36,844	$2,879,170	(7,559,187)	$(151,030)	$(2,858,642)	$-	$(93,658)

Issuance of Common Stock:
For Cash	636,673	637	67,835					68,472
For Professional Services	656,072	656	50,749					51,405
For Salaries	70,000	60	15,251					15,311

Net loss						(348,644)		(348,644)

Balance at March 31, 2006	38,197,043	$38,197	$3,013,005	(7,559,187)	$(151,030)	$(3,207,286)	$-	$(307,114)

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(A Review)

	2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(348,644)		$(249,752)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation		4,726		2,949
Loss on disposal of equipment		2,680
Deferred compensation		79,488		14,435
Compensation of below market stock options granted				66,700
Common shares and rights issued for services and compensation		66,714		15,500
Gain from restructuring of related party debt				(15,791)
Changes in assets and liabilities -
Trade accounts receivable		(30,781)		(18,400)
Inventories		(14,074)		(20,616)
Prepaid expenses		4,683		(4,359)
Other assets		59,496
Accounts payable and other current liabilities		87,990		35,257

Net Cash Used in Operating Activities		(87,720)		(174,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment		(2,704)		(17,271)

Net Cash Used in Investing Activities		(2,704)		(17,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		68,472		172,478
Issuance of common stock - exercise of options				10,300
Purchase of treasury stock				(29,550)
Issuance of notes payable		75,341		15,000
Repayment of note payable and long term obligation		(49,586)		(2,501)

Net Cash Provided by (Used in) Financing Activities		94,227		165,727

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		3,803		(25,621)

CASH AND CASH EQUIVALENTS
Beginning of period		541		44,098
End of period		$4,344		$18,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for
Interest		$5,138		$3,400
Income taxes	$		$

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of shareholder receivable to treasury stock				$121,480
Conversion of debt to equity				$21,153
Conversion of debt to equity - options exercised				$2,000
Capital Lease Obligations		$11,181

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
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

Interim Financial Statements - The balance sheet as of March 31, 2006 and the statements of operations for the nine months ended March 31, 2006 and 2005, and the statements of stockholders' equity and cash flows for the nine months ended March 31, 2006 and 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006 and the results of operations and cash flows for the nine months ended March 31, 2006 and 2005.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $4,726 and $2,949 during the nine months ended on March 2006 and 2005, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the nine months ended March 31, 2006 and 2005, advertising and promotion costs totaled $36,041 and $15,953, respectively.

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
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
(A Review)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $238,392 is adequate as of March 31, 2006.

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

2.	INVENTORIES

Inventories as of March 31, 2006 and June 30, 2005 consisted of the following.

	March 31, 2006	June 30, 2005
Raw materials	$31,245	$25,118
Finished goods	14,124	6,177
	$45,369	$31,295

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
(A Review)

3.	LONG TERM OBLIGATIONS

Long term obligations consists of a four year lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%, a two year lease agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December, 2005, a three year lease for computer hardware with an imputed interest rate of 21.62%, placed in service in January, 2006 and a three and a half year lease agreement for software with an imputed interest rate of 12.64%, placed in service in January, 2006. Monthly installment payments are $691, $67, $93 and $312 respectively with a bargain purchase option at the end of each lease of $1. The transactions have been accounted for as capital leases in accordance with generally accepted accounting principles.

The scheduled maturities are as follows for the years ending March 31,

2007	9,528
2008	10,866
2009	11,329
2010	2,954

4.	NOTES PAYABLE - OTHER

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

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
(A Review)

5.	STOCK-BASED COMPENSATION - CONTINUED

	Nine Months Ended March 31,
	2006	2005

Net losses, as reported	($348,644)	($249,752)
Add: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.		66,700
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects.		(70,000)

Pro forma net losses	($348,644)	($253,052)

Basic and diluted loss per share:
As reported	($0.012)	($0.008)
Pro forma	($0.012)	($0.008)

Employee stock options are as follows:

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2005	3,166,667	.03 - .10	0.052
Granted
Exercised
Expired	166,667	0.03	0.03
Balance, March 31, 2006	3,000,000	.03 - .10	0.053

6,100,000 options were issued and 2,633,333 options were exercised during the nine months ended December 31, 2004.

6.	LEASE COMMITMENT

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for $1,987 per month. The Company is responsible for insuring the premises. Rent expense was approximately $16,994 and $6,408 for the nine months ended March 31, 2006 and 2005 respectively.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
(A Review)

7.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,000,000 shares of exercisable potentially dilutive options outstanding as of March 31, 2006. There were 3,466,667 options outstanding at March 31, 2005.

	Nine Months Ended March 31,
	2006	2005
Basic and diluted loss per share:
Numerator:
Net loss	$(348,644)	$(249,752)

Denominator:
Basic and diluted weighted average number of common shares outstanding during the period	30,018,273	31,227,328

Basic and diluted loss per share	$(0.012)	$(0.008)

Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2006 are as follows:

Deferred tax asset

Net operating loss carryforwards	$880,750

Valuation allowance	(880,750)

Net deferred tax asset	$-

At March 31, 2006, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,201,900 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
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

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Management has been pursuing the outstanding receivable, however since counsel suggests that this amount cannot be collected without incurring extensive legal costs the entire balance has been reserved for as an allowance for bad debts of $235,718.. Bad debt expense in the amount of $ 62,226 and $119 was recorded in the statement of operations for the nine months ended March 31, 2006 and 2005, respectively.

Currently, there is $39,915 of professional services in dispute, which is recorded as accrued expenses as of March 31, 2006 and June 30, 2005.  Management does not intend to pay this outstanding debt.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005 AND JUNE 30, 2005
(A Review)

11.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the nine months ended March 31, 2006, one customer accounted for approximately 16.7% of the Company's sales. For the nine months ended March 31, 2005, there were two customers that accounted for 19.6% and 14.2% of the Company's sales.

12.	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2006, the Company had incurred cumulative losses of $3,207,286. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

The Company has a mature, actively marketed product line known as the EcoOne Spa Treatment system as well as EcoOne Pool conditioner and the Pacific Sands All-Purpose Hose Filter. Pacific Sands is also the master distributor for Rain Forest Blue, an EPA Registered chlorine and bromine free, non irritating, odor free, bactericide / algaecide alternative for the treatment of pool water.

Currently the Company markets and sells its product lines over the Internet and through numerous retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturer's representatives and internationally established pool and spa industry distribution networks.

During the three months ending March 31, 2006 Baystate Pool supply, a wholesale pool and spa supply distributor serving East Coast pool and spa retail outlets with 9 distribution centers began distributing the EcoOne and Rain Forest Blue product lines. Management anticipates a continued and sustained revenue stream through sales to Baystate.

During the three months ending March 31, 2006 a major spa manufacturer began including OEM nontoxic chemical starter kits based on Pacific Sands' proprietary EcoOne technology with all of their spas leaving the factory. The Company has an open order for 12,000 starter kit units to be delivered at the rate of 1,000 units per month. The company delivered 3,000 units by the end of the period and anticipates a continued and increasing revenue stream both from the continued delivery of starter kits and follow up product.

On March 3, 2006, the company entered a marketing and sales alliance with Hawkeye Manufacturing, Inc., the manufacturer of the Hawkeye and Barefoot lines of portable spas. New Barefoot and Hawkeye spas sold from the factory will include as standard an EcoOne Starter Kit, which includes a suite of EcoOne products for use in setting up, cleansing, and maintaining a spa using the EcoOne water treatment system. This arrangement was made late in the quarter, consequently no revenues were booked for the three months ending March 31. Management anticipates a sustained cash flow from this alliance in the coming quarters.

In order to offset the revenue effects of the seasonal nature of the pool and spa industry, the company announced the introduction of its earth, health, pet and kid-friendly EcoOne household cleaning product lines based on the company's proprietary EcoOne technology.

The company's goal is to achieve sustained and significant profitability through revenues achieved by marketing and sale of its nontoxic, earth, health and kid-friendly, EcoOne Pool, Spa, Household Cleaning and other product lines.

In July of 2004, management began the implementation of a three year market saturation strategy for the EcoOne line of pool and spa products. The strategy has been very successful to date, resulting in sharp increases in sales, dealer and distributer outlets and industry recognition. Management estimates that, as of March, 31, 2006, at the end user level, approximately 1,400 new users are starting the EcoOne System every single month compared to between 40 and 100 new users per month as of June 31, 2005.

Management intends to continue the aggressive marketing and sale of its products through direct retail and a widening base of retail outlets, distribution centers and OEM arrangements in order to achieve its goals.

During the three months ending March 31, 2006, gross profits (“net sales” minus “cost of good sold”) paid for approximately 41.5% of the company's selling and administrative expenses, up substantially from 23.5% for the same period the previous fiscal year. For the nine months ending March 31, 2006, gross profits (“net sales” minus “cost of good sold”) paid for approximately 30% of the company's selling and administrative expenses, up 100% from 15% for the same period the previous fiscal year. Management believes that, due to the continued implementation of its aggressive marketing and sales strategies, the upward revenue trend will continue while costs will remain stable and predictable until such time as the company achieves profit.

The company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company achieves profitability.

To date, the company has funded operations through a combination of revenues from the sale of its products, established credit with vendors and the sale of rule 144 stock through private placement. The company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three and nine months ending March 31, 2006 compared to the three and nine months ending March 31, 2005.

For the three months ending March 31, net sales were $136,805, an increase of 143% over $56,528 in sales booked for the same period in 2005. For the nine months ending March 31, 2006, net sales were $267,387, up 186% over $93,345 for the same period the previous fiscal year. The increase in sales is attributable to a number of factors including a significantly higher number of retail outlets carrying the EcoOne spa treatment products, increased direct Internet retail sales, opening orders from Baystate Pool Supply, and the early stages of an OEM deal with a major spa manufacturer which started including privately branded EcoOne starter kits with their new spas sold early in the quarter. This represents the sixth consecutive quarter of same quarter sales increases.

Gross profits for the three months ending March 31, 2006 were up 207% to $79,199 versus $25,732 for the same period the previous fiscal year. For the nine month period ending March 31, 2006, Gross profits were up 217% to $149,781 versus $47,278 for the same period in 2005. The increase in gross profits is largely due to a combination of factors including a sharp increase in overall sales, increased production efficiencies and substantial increases in direct retail sales.

For the three months ending March 31, 2006, selling and general administrative expenses were $188,229 up 72% from $109,660 for the three months ending March 31, 2005. For the nine months ending March 31, 2006, selling and general administrative expenses were $490,638 up 57% from $312,787 from the nine months ending March 31, 2005.

While the increase in expenses is substantially less than the increase in revenues, a significant portion of expenses reflect the write-off of what management now believes to be a noncollectable debt owed to the company from and invoice generated by former management dated January 17, 2002. For the three months ending March 31, 2006 the company wrote off the final $23,571 against this bad debt and, in the nine months ending March 31, 2006 the company wrote off a total of $59,551. The invoice is now fully written off and no further write downs from this invoice will reflect in future financial results. This compares to a total of $119 of bad debt expense written off for the three and nine months ending March 31, 2005. The company has also established an additional $2,675 as a reserve for bad debt against current sales.

For the nine months ending March 31, 2006 the company spent $36,041 in advertising and promotional costs over $15,953 for the nine months ending March 31, 2005, a 126% increase. For the three months ending March 31, 2006 advertising expenses were $1,674 slightly less than the $1,867 spent in the same period the previous fiscal year. The overall nine month increase in advertising expenses reflects a significant sales push in the first and second quarters aimed at increased product awareness among pool and spa professionals surrounding the fall pool and spa trade shows. The company spends less money in advertising in the third quarter and directs more efforts to direct follow up sales to dealers, manufacturers and distributors during that time.

Other increases in selling and general administrative expenses include professional fees which were $69,338 for the three months ending March 31, 2006 up from $40,051 for the three months ending March 31, 2005. For the nine months ending March 31, 2006, professional fees were $129,714 up from $111,436. These increases reflect the company's increased efforts toward new product research and development, a corporate awareness campaign launched in January and additional costs in outside accounting and auditing fees.

With the addition of new employees, salaries and wages for the three and nine months ending March 31, 2006 were $61,390 and $186,459 respectively, up from $41,841 and $148,231 for the same period the previous fiscal year. The company has added one full time and two part time employees since the last fiscal year end. For the three and nine months ending March 31, 2006, management deferred the majority of their salaries, accounting for the increase in deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,344 on March 31, 2006 versus $18,477 on March 31, 2005. Since the company's management transition of 2004, current management has established a very predictable and consistent cost structure for the company that requires very little excess cash on hand. Funds for marketing, promotion and sales campaigns are budgeted and raised on an as-needed basis.

Net cash used in operations was $87,720 for the nine months ending March 31, 2006 down approximately 50% from the $174,077 for the same period of the previous fiscal year. The primary reason for the substantial decrease in cash used in operations is a sharp increase in revenues and management's deferral of a portion of their salaries.

Net cash provided by financing activities was $94,227 for the nine month period ending March 31, 2006, down approximately 43% from the $165,727 for the same period the previous fiscal year. The reason for the decrease in financing activities is the company has required substantially less financing to fund operations because of increased revenues.

During the three months ending March 31, 2006, gross profits (“net sales” minus “cost of good sold”) paid for approximately 41.5% of the company's selling and administrative expenses, up substantially from 23.5% for the same period the previous fiscal year. For the nine months ending March 31, 2006, gross profits (“net sales” minus “cost of good sold”) paid for approximately 30% of the company's selling and administrative expenses, up 100% from 15% for the same period the previous fiscal year.

The company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company achieves profitability. To date, management has been successful in raising cash on an as-needed basis with minimal dilution of the company's capital structure for the continued operations of the company. There is no guarantee that management will be able to continue to raise needed cash in this fashion.

The company has no material commitments for capital expenditures at this time. The company has no “off balance sheet” source of liquidity arrangements.

Item 3.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

All financial transactions executed by Pacific Sands, Inc are directly overseen by either the CFO or CEO and must be approved by both officers. All transactions and reconciliations are reviewed and signed off on by the CEO and CFO on a regular basis. Given the nature of current management and structure the opportunity for management override does exist. Based on an evaluation under the supervision and with the participation of management as of the end of the period of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2005, SmallCapVoice.com was issued 125,000 shares of restricted stock for professional services valued at $10,600.00.

On August 22, 2005, an accredited investor was issued 100,000 shares of restricted stock for $9,632.00

On Septemper 10, 2005, John D. Hagarty was issued 100,000 shares of restricted stock for professional services valued at $8,392.31.

On September 10, 2005, Henry G Hernandez was issued 10,000 shares of restricted stock for professional services valued at $819.23.

On September 10, 2005, Todd D. Taylor was issued 20,000 shares of restricted stock for professional services valued at 21658.46.

On September 21, 2005, an accredited investor was issued 50,000 shares of restricted stock for $6,340.00

On October 13, 2005, an accredited investor was issued 368,816 shares of restricted stock for $40,000.00.

On December 27, 2005, Paul Banner was issued 40,000 shares of restricted stock for professional services valued at $2524.80.

On December 27, 2005, Elizabeth Lehrer was issued 23,956 shares of restricted stock for professional services valued at $1512.10.

On December 27, 2005, John Homan was issued 21,681 shares of restricted stock for professional services valued at $1368.50.

On December 27, 2005, Angela M Wuerker was issued 10,000 shares of restricted stock for professional services valued at $631.20

On December 27, 2005, Jill Wegener was issued 10,000 shares of restricted stock for professional services valued at $631.20.

On January 9, 2006 John Gernannt was issued 30,000 shares of restricted stock for professional services valued at $1972.80.

On January 10, 2006 an accredited investor was issued 100,000 shares of restricted stock for $10,000.00.

On January 10, 2006 J. T. Ploch was issued 200,000 shares of restricted stock for professional services valued at $13,984.00.

On February 1, 2006, John D. Hagarty was issued 27,455 shares of restricted stock for professional services valued at $4,000.00.

On February 14, 2006, SmallCapVoice.com was issued 78,000 shares of restricted stock for professional services valued at $10,732.80.

On March 7, 2006, three accredited investors were issued a total of 17,857 shares of restricted stock for $2,500.00.

All proceeds from the sale of securities were used for Company operation.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during this quarter.

Item 5.  Other Information

There is no other information deemed material by management for disclosure herein.

Item 6.  Exhibits

Exhibits attached hereto. Reports on Form 8-K, inapplicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: May 12, 2006	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: May 12, 2006	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer

Index of Exhibits

31.1	CEO Certification
31.2	CFO Certification
32.1	CEO 906 Certification
32.2	CFO 906 Certification