Form 10KSB
period 2006-06-30
PACIFIC SANDS INC
filed 2006-09-29
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file # 000-29483
Pacific Sands, Inc
(Exact name of registrant)

Nevada		88-0322882
(State of Incorporation)		(I.R.S. Employer Id. No.)

1509 Rapids Drive, Racine, WI		53404
(Address of principal executive offices)		(Zip Code)

Issuer’s telephone number, including area code (262) 619-3261

Securities registered under Section 12(b) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for fiscal year 2006: $433,918

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of September 26, 2006, the aggregate market value of common equity held by non-affiliates was $3,785,757.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 26, 2006 there were 31,374,544 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

TABLE OF CONTENTS

Page
PART I
Item 1. Description of the Business	*
Item 2. Description of Property	*
Item 3. Legal Proceedings	*
Item 4. Submission of Matters to a Vote of Security Holders	*

PART II
Item 5. Market for Common Equity and Related Stockholder Matters	*
Item 6. Management’s Discussion and Plan of Operation	*
Item 7. Financial Statements	F1-F17
Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure	*
8A. Controls and Procedures

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act	*
Item 10. Executive Compensation	*
Item 11. Security Ownership of Certain Beneficial Owners
and Management	*
Item 12. Certain Relationships and Related Transactions	*
Item 13 Exhibits	*
Item 14. Principal Accountant Fees and Services	*
Signatures	*
Exhibits

PART I

Forward-Looking Statements.

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website at www.pacificsands.biz/html/investor_relations.html free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.pacificsands.biz. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to review and consider carefully the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Description of Business.

The Company:
Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies" and “ecoONE® Marketing Group.”

Pacific Sands develops, manufactures, markets and sells a range of non-toxic, environment friendly cleaning and water-treatment products based on proprietary blended botanical and nontoxic chemical technologies. The Company's products are sold via direct retail and domestic and international distributor and dealer outlets.

The Industry:
During fiscal year 2006, the Company realized the majority of its sales in the pool and spa chemical market.

According to industry publications, in excess of $10 billion dollars are spent annually in the U.S. alone on pool and spa chemicals and maintenance. There are more than 10 million existing spas in the US and approximately 12% of all American households own a pool. The overall industry has grown at a rate of between 4 and 6% for the last several years and is expected to continue to grow at a similar pace.

Our Products:
The majority of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. Citing the versatility of the company's core formula and referring to it as a '...hinge pin technology,' Wal-Mart's Innovation Network awarded the product the highest "Success Likelihood Score" ever granted in that program's 22 year history.

Management believes that the Company's product offerings have a strong competitive edge in the marketplace. Our product lines satisfy the environment and health conscious consumer's primary needs in that they are as effective or more effective than competing products, are environment and health friendly, and they are available at a price that is competitive with conventional alternatives.

The Company's current product line includes the following offerings:

ecoONE® Spa Treatment System:The ecoONE® Spa Treatment System consists of a number of products designed to simplify maintenance and reduce the overall chemical load of consumer hot tub and spas. The system is designed to be used in conjunction with most conventional sanitizers.

EcoONE® Pool Conditioner: ecoONE® Pool Conditioner is a nontoxic additive that reduces pool maintenance by helping to maintain water clarity, pH and alkalinity. ecoONE® Pool Conditioner is compatible with most conventional sanitizer systems. The Company generally markets the product in conjunction with Rain Forest Blue(TM) Bactericide / Algaecide.

EcoONE® Nontoxic Household Cleaning Products: Pacific Sands introduced its earth, health and kid-friendly, nontoxic household cleaning product line in May of 2006. The line includes ecoONE® Multi-Purpose Cleaner, ecoONE® Kitchen and Bath, ecoONE® Spot and Stain Remover, ecoONE® Glass and Window Cleaner, ecoONE® Carpet Shampoo and ecoONE® Baby's Nursery Spray, a specialty product specifically designed to be used on toys and in a nursery and or child's playroom environment without leaving behind any dangerous chemical residue. The products are also sold in various kit configurations for different whole-house solutions.

Pacific Sands All-Purpose Hose Filter: The Pacific Sands All-Purpose Hose Filter easily attaches to either end of a garden hose to provide fresh, pure, clean water for outdoor water needs. The filter removes or greatly reduces thousands of common water contaminants and hazards including chlorine, lead, arsenic, mercury, DDT (and other pesticides), hydrogen sulfide (rotten egg smell), VOC’s & organic contaminants, dissolved metals and scale causing minerals.

Pacific Sands also acts as a master distributor for Rain Forest Blue Bactericide / Algaecide for Pools and the Cleanwater Blue chlorine free system for spas.

Marketing and Sales:

The Company markets and sells its product lines directly over the Internet and through more than 100 pool and spa retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks.

Representative Sales Venues:

Direct Internet Sales: Despite the rapid expansion of the Company’s customer and dealer base for the ecoONE® pool and spa products, the vast majority of the Company’s potential customer base in the U.S. still does not have direct access to a retail outlet carrying the products. Consequently, the Company sells direct to consumers via phone sales and internet orders through its numerous websites including www.pacificsands.biz and www.ecoonespa.com. Direct sales have not only helped to add to the Company’s customer base but have led to the establishment of numerous dealers and distributors through customer recommendations. Additionally, the ability to sell directly adds to the Company's gross profits, facilitating a pricing structure that is very attractive to dealers and distributors.

Pool and Spa Retail Stores: Pacific Sands pool and spa products are sold through more than 100 pool and spa retail stores throughout the U.S., Canada and overseas. These stores are generally smaller, privately held businesses run by pool and spa professionals who are educated in water chemistry and chemical sales.

Distribution: Pacific Sands pool and spa products are currently distributed by a number of major US and overseas distributors including SCP Pool Corp, California Specialty Distributors, and Baystate Pool Supply. California Specialty Distributors also acts as one of the company's European distribution centers.

OEM and Manufacturer Sales: Pacific Sands has OEM and sales / distribution agreements with two major US Spa Manufacturers and one small specialty spa manufacturer. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas began sales of the product to their direct retail customers late in the second quarter of FY 2006 and began marketing to their sales outlets in the U.S. and Europe. Hawkeye also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company.

A custom version of our ecoONE® spa treatment system is also sold through an OEM private label arrangement with another major US Spa manufacturer. Our first shipment to this customer was made in February (third quarter) of 2006. The company has a standing, recurring order for products which ship approximately every 20 days.

Marketing Strategy:
The Company primarily implements a “demand side” marketing strategy that was developed by current management in late 2004 as part of a three year market saturation plan to establish the ecoONE® spa treatment products as the leader in alternative spa treatment systems. Since the management transition of June of 2004, the careful implementation of this long term strategy has dramatically increased the customer, retail and distribution demand for the products with sales increasing from $61,000 in FY 2004 (prior to the management transition) to nearly $220,000 in fiscal 2005, $433,000 this year and ultimately resulting in the company showing a quarterly profit for the first time in its history in the fourth quarter of this fiscal year.

The Company also utilizes internet advertising and direct consumer advertising through internet, newspapers and magazines to attract customers. We market to dealers through post card campaigns, internet advertising, advertising in industry trade magazines and cross-branded advertising with our manufacturing partners and through our other products. Industry trade shows also play an important role in the marketing of our pool and spa line to new dealers, distributors and manufacturers.

Competition: Pacific Sands is one of many companies that manufacture, market and sell pool, spa, cleaning and filtration products. The Company’s products account for an immeasurably small percentage of any of those markets. Management believes that through continued aggressive marketing, the Company’s products can compete in these markets as evidenced by the rapid growth of our pool and spa product lines.

Pacific Sands formulations were and are developed in-house and use proprietary blends of natural and safely synthesized compounds. Pacific Sands has a research chemist (Dr. Jack Hagarty) on staff, who oversees and conducts new product research and development.

ecoONE® is a registered trademark of Pacific Sands, Inc.

Manufacturing: Pacific Sands formulates, manufactures and fills its liquid products in the Company's manufacturing and warehousing facility in Racine, WI. The facility is sufficient to meet current and anticipated demand for products for the foreseeable future. The Company utilizes a modular liquid filling line that can be expanded at relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has preemptive arrangements with regional liquid bottling facilities in the event that demand for our products far exceeds the Company's manufacturing capacity.

Since establishing its filling line, the Company has not had any substantial delay in production, resulting in delayed product delivery. The Company does use outside vendors and manufacturers for its filtration products, Pool Products and promotional materials and has, on occasion experienced delays only as a result of vendor delays.

As of September 20, 2006, we had 6 full time (three of whom are officers of the Company) and 3 part time employees and numerous consultants and sales representatives who are not considered to be employees of the Company.

Recent Events:

In September of 2006, Pacific Sands contracted Dr. Don Michie to serve as our “Director of Corporate Communications.” A retired college professor from Carthage College in Kenosha, Wisconsin, Dr. Michie taught English literature and writing for thirty-five years. During his tenure as a professor at Carthage, he also served as dean of the college for ten years. Dr. Michie's duties include the crafting of Pacific Sands message to the public, investors and customers. His efforts will be invaluable to the Company as we move forward with the expansion of our marketing efforts. Additional Disclosure: Dr. Michie is company CFO Michael Michie's father. Dr. Michie has been compensated $2,500 in the form of 25,000 (twenty five thousand) shares of restricted common stock for one year of service.

In August of 2006 the Company welcomed Robert Krug to its full time staff as Marketing Director. Mr. Krug's marketing and communications career spans more than 22 years with 12 of the most recent years spent leading the creative team of the Unilever North America, the second largest consumer package goods company in the world. He began as a documentary producer/director for public television. His documentaries earned him two Emmy nominations and several international film festival awards. In the early 90’s he left PBS to pursue film making on a commercial level as a director/cinematographer for Pyramid Pictures. At Pyramid, he concentrated his talents shooting and directing regional and national commercial spots for some of the Midwest’s top agencies. During his 12 years at Unilever, Robert took products to market in a variety of marketing channels including commercials, public events, print, VNR’s and Internet. He created marketing collateral for top brands such as Suave, Finesse, Dove, Degree, Ragu, Thermasilk, Five Brothers, Calvin Klein, Red Door and more. He was instrumental in bringing Unilever’s brands to the Internet when it was still in its infancy and broke new ground for smaller brands with 'guerrilla marketing' campaigns and TV shopping introductions.

The additions of Dr. Michie and Mr. Krug to the staff reflect the Company's commitment to expanding its marketing presence both for its ecoONE® product lines and other earth, health and kid-friendly products the company may add to its product portfolio.

In August of 2006, Pacific Sands received national trademark registration for its ecoONE® logo.

Risk Factors

In addition to the other information contained on this Form 10-KSB report, the following risk factors should be considered carefully.

An investment in the common stock of the Company involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "plan," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the most recent quarter (4th quarter, 2006), the Company since commencing operations, has not been profitable on an annual or quarterly basis. The company cannot guarantee that recent quarterly profitability will continue on a quarter by quarter basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
The company's present plans require an amount of expenditure and working capital. In the future the Company will require financing in addition to the cash generated from operations to fund planned growth. If additional resources are unavailable, the Company may be unable to grow according to its present plan.

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY:
Management assumes there will be a continuing and increased desirability in the retail market for nontoxic, environment and health friendly products for cleaning and water treatment use. Should management's assumptions as to this increased desirability be faulty, the Company may have difficulty achieving its planned growth.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY:
The Company is run by a small number of key personnel. Should the Company experience a loss of these key people due to their inability or unwillingness to continue in their present positions, the Company's business and financial results could be adversely affected.

RISKS RELATING TO OWNERSHIP OF COMMON STOCK.
There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for the Company’s common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.

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

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

Following are the high and low sales price for each quarter;

Quarter End	High	Low

March 31, 2002	0.150	0.070

June 30, 2002	0.120	0.050

September 30, 2002	0.090	0.040

December 31, 2002	0.110	0.040

March 31, 2003	0.080	0.040

June 30, 2003	0.110	0.040

September 30, 2003	0.090	0.040

December 31, 2003	0.050	0.030

March 31, 2004	0.050	0.020

June 30, 2004	0.050	0.020

September 30, 2004	0.120	0.030

December 31, 2004	0.110	0.060

March 31, 2005	0.280	0.070

June 30, 2005	0.270	0.160

September 30, 2005	0.18	0.082

December 31, 2005	0.016.5	0.063

March 31, 2006	0.265	0.08

June 30, 2006	0.28	0.11

As of June 30, 2006, there were approximately 680 Holders.

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

On February 18, 2005, an accredited investor purchased 290,000 shares of restricted stock for the cash sum of 19,950.00

On February 18, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $7,661.33

On March 02, 2005, an accredited investor purchased 100,000 shares of restricted stock for the cash sum of $6786.70

On March 3, 2005, an accredited investor purchased 210,526 shares of restricted stock for the cash sum of $20,000.00

On March 8, 2005, Robert M. Krug was issued 50,000 shared of restricted stock for contracted services valued at $5,000

On March 17, 2005, an accredited investor purchased 49,827 shares of restricted stock for the cash sum of $5,000.00

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

On June 14, 2005, JT Poch was issued 140,000 shares of restricted stock for services performed.

On June 22, 2005, an accredited investor purchased 65,789 shares of restricted stock for the cash sum of $10,000.00

On July 17, 2005, SmallCapVoice.com was issued 125,000 shares of restricted stock for professional services valued at $15,200.00

On August 22, 2005, an accredited investor was issued 100,000 shares of restricted stock for $9,632.00

On September 10, 2005, John D. Hagarty was issued 100,000 shares of restricted stock for professional services valued at $10,880.00.

On September 10, 2005, Henry G Hernandez was issued 10,000 shares of restricted stock for professional services valued at $1,088.00.

On September 10, 2005, Todd D. Taylor was issued 20,000 shares of restricted stock for professional services valued at $2,176.00.

On September 21, 2005, an accredited investor was issued 50,000 shares of restricted stock for $6,340.00

On October 13, 2005, an accredited investor was issued 368,816 shares of restricted stock for $40,000.00.

On December 27, 2005, Paul Banner was issued 40,000 shares of restricted stock for professional services valued at $2,524.80.

On December 27, 2005, Elizabeth Lehrer was issued 23,956 shares of restricted stock for professional services valued at $1,512.10

On December 27, 2005, John Homan was issued 21,681 shares of restricted stock for professional services valued at $1,368.50.

On December 27, 2005, Angela M Wuerker was issued 10,000 shares of restricted stock for professional services valued at $631.20

On December 27, 2005, Jill Wegener was issued 10,000 shares of restricted stock for professional services valued at $631.20.

On December 27, 2005, Todd D. Taylor was issued 20,000 shares of restricted stock for professional services valued at $1,262.40

On January 9, 2006 John Gernannt was issued 30,000 shares of restricted stock for professional services valued at $1,972.80.

On January 10, 2006 an accredited investor was issued 100,000 shares of restricted stock for $10,000.00.

On January 10, 2006 J. T. Ploch was issued 200,000 shares of restricted stock for professional services valued at $13,984.00.

On February 1, 2006, John D. Hagarty was issued 27,435 shares of restricted stock for professional services valued at $4,000.00.

On February 14, 2006, SmallCapVoice.com was issued 78,000 shares of restricted stock for professional services valued at $10,732.80.

On March 7, 2006, an accredited investor was issued 17,857 shares of restricted stock for $2,500.00.

On May 5, 2006, an accredited investor was issued 127,717 shares of restricted stock for $23,500.

On May 5, 2006 an accredited investor was issued 20,000 shares of restricted stock for $5,589.

Item 6. Management’s Discussion and Plan of Operation.

Overview:
Pacific Sands develops, manufactures, markets and sells a range of non-toxic, environment friendly cleaning and water-treatment products based on proprietary blended botanical and nontoxic chemical technologies. The Company's products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care.

Through the combination of increasing sales and gross profits surpassing the measured increases in selling and administrative expenses, the Company realized its first quarterly net profit in the 4th quarter of fiscal 2006.

Results of Operations for Fiscal Year 2006 compared to Fiscal Year 2005

Results of operations for the fiscal year ending June 30, 2006 compared to the fiscal year ending June 30, 2005

In the fourth quarter of the fiscal year ending June 30, 2006 the Company reached quarterly profitability for the first time in its history with net sales of $166,531, gross profit of $101,956 and net earnings of $38,463 or approximately .001 per share. This compares to net sales of $126,067, gross profit of $70,260 and a net loss of $51,586 for the same period the previous fiscal year. Increases in direct internet retail sales, sales to retail outlets, distribution outlets and OEM manufacturers all contributed to the overall increase in sales.

In addition, a long disputed invoice that was written off in the 4th quarter of the fiscal year ending June 30, 2006 for $39,915 contributed to net earnings.

The write off of this invoice produced $39,915 of other income in the fourth quarter of the fiscal year ending June 30, 2006.

The growth reflected in fourth quarter sales represents the 7th consecutive period of quarter over same quarter sales growth since the company experienced a complete management transition in June 2004. As anticipated in last year's 10-K-SB annual report, annual sales did concentrate in the 3rd and 4th quarters due to the seasonal nature of the pool and spa industry.

Management anticipates revenues will again concentrate in 3rd and 4th quarters of fiscal 2007. However, management does not anticipate that the concentration will be as substantial as last fiscal year due to ongoing delivery contracts with our OEM partners and the introduction of new products.

For the fiscal year ending June 30, 2006, net sales were $433,918, an increase of 97% over $219,573 in sales booked for fiscal year 2005. The increase in sales is attributable to a number of factors including a significantly higher number of retail outlets carrying the ecoONE® spa treatment products, increased direct Internet retail sales, and the early stages of an OEM deal with a major U.S. spa manufacturer which began early in the third quarter of fiscal year 2006.

Gross profit for the fiscal year ending June 30, 2006 was $250,737 compared to $117,525 for the previous fiscal year, an increase of more than 113%. The increase in gross profit is due to a combination of factors including a sharp increase in overall sales resulting in better pricing from our component vendors and improved production efficiencies, standards and processes. A continuing increase in direct retail sales has also helped to fuel the increase in gross profits.

For the fiscal year ending June 30, 2006, selling and general administrative expenses were $582,123, up 35% from $431,024 for the fiscal year ending June 30, 2005.

Approximately 10% of our total expenses for the year reflect a one-time write-off of what management now believes to be a noncollectible debt from an invoice generated by previous management. This debt is owed to the company from an invoice generated by former management dated January 17, 2002 for a prototype project called the Hurriflow Wastewater System. For the fiscal year ending June 30, 2006 the company wrote off the final $59,551 of this invoice. The invoice is now fully written off and no further write downs from this invoice will reflect in future financial results. The company also had bad debt expenses of $4,340.00 in part due to $2,675.00 reserve for bad debt. As the company is no longer in the wastewater treatment business which involves large, expensive projects, management believes that, based on sales and return patterns that the current reserve for future potential bad debt is sufficient.

The Company experienced a loss from operations of $331,386 up 5.7% compared to $313,499 for fiscal year 2005. The company's net loss for fiscal year 2006 was $310,211 compared to $300,430 for fiscal 2005 (see net cash used in operations for further detail).

At the end of fiscal year ended June 30, 2006, the Company had $201,845 of current assets and $458,474 of current liabilities compared to $107,715 in current assets and $276,748 in current liabilities for fiscal year 2005. Current liabilities include $120,124 in deferred salary owed to current management which has deferred significant portions of their salary since the management transition in June of 2004. CEO Wynhoff continues to defer the majority of his salary until such time as the company is in a position to pay the debt. Current liabilities also includes $113,160 owed to previous management, payment of which has been renegotiated to reduce the debt's impact on the company's cash flow (see Related Party Transactions). Total current liabilities to non-related parties is $157,515.

Liquidity and Capital Resources

In the fourth quarter of fiscal 2006, the company's gross profits exceeded its cost of operations; and, for that quarter, operations; were funded entirely through the sale of its products and the company achieved a quarterly profit for the first time in its history.

Cash and cash equivalents totaled $4,977 on June 30, 2006 versus $541 on June 30, 2005.

Net cash used in operations was $96,403 for the fiscal year ending June 30, 2006, down approximately 57% from the $227,135 used the previous fiscal year. The decrease in net cash used in operations is primarily attributable to a continued increase in sales. Additionally, CEO Michael Wynhoff and CFO Michael Michie deferred a total of approximately $98,739 of their salaries for the year, significantly reducing the company's need to raise capital to fund operations.

Net cash provided by financing activities was $102,268 for the fiscal year ending June 30, 2006, down approximately 54% from the $221,260 for the previous fiscal year. The company has required substantially less financing to fund operations primarily because of continuing increased revenues and management's deferral of portions of their salaries.

In fiscal year 2006, Pacific Sands issued a total of 1,500,462 of its restricted common shares for cash and services and received a value of $164,278, (.11 per share) for those shares. Of the total shares issued, 716,072 shares were issued for professional services with a cash value of $66,716 (an average of $.09 per share) and 784,390 were sold for cash or used to satisfy debt for a total value of $97,561 or $.124 per share.

Funding For Fiscal 2007 Expansion and Growth:
In order to maintain a balance between a conservative approach to dilution of the capital structure of the company with the company's need to fund continued growth and fund operations, Management has attempted to balance fiscal responsibility with sales growth and funding using the sale of restricted stock on an as-needed basis. The result has been minimal dilution to the company's overall capital structure over the past two years with a dramatic increase in sales, ultimately resulting in a quarterly profit to the company in the 4th quarter of fiscal 2006. Management believes that the company is well positioned for a sharp expansion in its sales growth and will require additional funding to bring the company to the next level.

The company's ability to achieve its objectives is dependent on its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company sustains fiscal profitability.

To date, the Company has funded operations and expansion through a balanced combination of revenues from the sale of its products, established credit with vendors, deferred salaries and the sale of rule 144 stock through private placement. To date, the Company has only sold, or issued for services, restricted securities to investors who have approached the Company to purchase stock.

Management is currently in negotiations with a local, reputable and well-qualified investor who has expressed an interest in providing up to $555,000 in equity financing to the company to fund its planned growth. If fully funded, the financing arrangement would involve the sale of 3,000,000 (three million) unregistered treasury shares to the investor at an average price of .185 per share.

The Company would use the resulting funds to enhance and balance its cash flow, pay current obligations and pay for its planned marketing and sales initiatives which include expansion of internet sales, print advertising and a planned television marketing campaign.

The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

Board Policy for Stock Sales & Purchase

Sale of Restricted Securities:

The Board of Directors of Pacific Sands has revised the Company's policy for the sale of restricted stock to qualified individuals and the issuance of stock for services for fiscal year of 2007 as follows:

In order to maintain the Company's ability to raise capital on an as-needed basis and to support sufficient cash reserves to continue the orderly flow of business, and in response to investor and affiliate requests to purchase shares of stock directly from the Company, the Board of Directors of Pacific Sands has set policy with regard to the sale of restricted securities to the public:

Sales will be limited to "Accredited Investors" as defined in Rule 501 of Regulation D promulgated under the 1933 Act. Such sales shall be made at the discretion of the Board of Directors. The Board of Directors reserves the right to suspend, discontinue or refuse the sale of restricted stock at any time for any reason without further notice. The price shall be set at a 20% discount from the average closing price of the stock as reported on the NASD Over the Counter Bulletin Board for the 10 days previous to the date of the sale, unless that price is less than .10 (ten cents) per share. Direct sales shall be limited to previously issued “Treasury Stock.” The company currently has 7,559,187 shares in treasury at a cost basis of .02 per share.

Stock issued as a result of these sales or transactions will bear the restrictive legend: "The shares represented by this certificate have not been registered under the Securities Act of 1933 ("The Act") and are "restricted securities" as that term is defined in Rule 144 under The Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under The Act or pursuant to an exemption from registration under The Act, the availability of which is to be established to the satisfaction of the Company."

The Board of Directors of Pacific Sands sets policy for the purchase of Company common stock as follows:

The Board of Directors of Pacific Sands has authorized the purchase of shares of its common stock on the open market and from private investors. In anticipation of increasing revenues due to expanding sales of the Company's product lines and assuming sales will exceed projected expectations, the Company has funded an investment account with an established securities broker. Purchases may be made without further notice to the public. Shares purchased will be held in the account until such time as the Board elects to return the shares to treasury or apply them to other use. All purchasing transactions will be done within SEC guidelines and applicable regulations. Shares held in account in excess of 2 years will be retired and / or returned to treasury at the discretion of the Board of Directors.

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

The Company presently employs six full-time and three part-time employees.

Item 7. Financial Statements.

PACIFIC SANDS, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Stockholders' Equity	F-5

Statements of Cash Flows	F-6 - F-7

Notes to Financial Statements	F-8 - F-17

Frank L. Sassetti & Co.

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pacific Sands, Inc. as of June 30, 2006, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's abilty to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Frank L. Sassetti & Co.

September 12, 2006
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.

BALANCE SHEET

JUNE 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 4,977
Trade receivables, net of allowances for doubtful accounts	112,587
Inventories	77,069
Prepaid expenses	7,212

Total Current Assets	201,845

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	10,238
Manufacturing equipment	12,204
Leasehold improvements	3,035
Deposit on software costs	20,269
45,746
Less accumulated depreciation	6,940

Property and Equipment, net	38,806

OTHER ASSETS
Accounts receivable - other, (net of allowance for doubtful
accounts of $ 235,718)	-
Security deposits	841

Total Other Assets	841

Total Assets	$ 241,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 99,795
Current maturities of long-term obligations	9,877
Accrued expenses	59,691
Deferred compensation	227,934
Notes payable - other	61,177

Total Current Liabilities	458,474

LONG TERM LIABILITIES
Capital leases, less current portion	22,609

Total Long Term Liabilities	22,609

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized, 38,344,780
shares issued and 30,785,593 shares outstanding)	38,345
Additional paid in capital	3,041,947
Treasury stock, at cost	(151,030)
Accumulated deficit	(3,168,853)

Total Stockholders' Equity	(239,591)

Total Liabilities and Stockholders' Equity	$ 241,492

The accompanying notes are an integral part of the financial statements

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

NET SALES	$ 433,918	$ 219,573

COST OF SALES	183,181	102,048

GROSS PROFIT	250,737	117,525

SELLING AND
ADMINISTRATIVE EXPENSES	582,123	431,024

LOSS FROM OPERATIONS	(331,386)	(313,499)

OTHER INCOME (EXPENSES)
Interest expense	(9,119)	(3,433)
Gain (loss) on restructuring of related party debt	(7,810)	15,791
Disputed payables written off	39,915
Gain (loss) on disposal of assets	(1,843)
Miscellaneous income	32	710

Total Other Income (Expense)	21,175	13,068

LOSS BEFORE INCOME TAXES	(310,211)	(300,430)

INCOME TAXES

NET LOSS	$ (310,211)	$ (300,430)

BASIC AND DILUTED NET LOSS
PER SHARE	$ (0.010)	$ (0.010)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	30,195,813	30,607,798

The accompanying notes are an integral part of the financial statements

PACIFIC SANDS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2006 AND 2005

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of		Accumulated	Shareholder
	Shares	Amount	In Capital	Shares	Amount	Deficit	Receivable	Total

Balance at June 30, 2004	$30,298,872	30,299	2,560,602	(9,000)	(5,514)	(2,558,212)	(121,480)	(94,305)

Issuance of Common Stock:
For cash	2,644,611	2,644	181,981	9,000	5,514			190,139
For options exercised	2,933,333	2,933	18,367					21,300
For cancellation of debt	347,481	348	20,805					21,153
For professional services	620,000	620	30,715					31,335

Retirement of common stock:
For cash				(2,700,000)	(29,550)			(29,550)
In lieu of receivable				(4,859,187)	(121,480)		121,480

Below market rate stock
options granted			66,700					66,700

Net loss						(300,430)		(300,430)

Balance at June 30, 2005	36,844,298	36,844	2,879,170	(7,559,187)	(151,030)	(2,858,642)		(93,658)

Issuance of common stock:
For cash	720,912	721	83,251					83,972
For cancellation of debt	63,478	64	13,526					13,590
For salaries	70,000	70	5,719					5,789
For professional services	646,072	646	60,281					60,927

Net loss						(310,211)		(310,211)

Balance at June 30, 2006	$38,344,760	$ 38,345	$ 3,041,947	$(7,559,187)	$(151,030)	$(3,168,853)	$ -	$(239,591)

The accompanying notes are an integral part of the financial statements

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (310,211)	$ (300,430)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation	6,089	2,712
Loss from disposal of equipment	1,843
Deferred compensation	98,739	21,385
Compensation of below market stock
options granted		66,700
Common shares and rights issued for
services and compensation	66,716	31,335
Disputed payables written off	(39,915)
(Gain) loss from restructuring of related
party debt	7,810	(15,791)
Changes in assets and liabilities -
Trade accounts receivable	(51,888)	(56,894)
Inventories	(45,774)	(25,697)
Prepaid expenses	7,998	(14,285)
Other assets	59,496
Accounts payable and other current liabilities	102,694	63,830

Net Cash Used in Operating Activities	(96,403)	(227,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(2,704)	(36,866)
Proceeds from sale of equipment	1,300
Increase in security deposits	(25)	(816)
Net Cash Used in Investing Activities	(1,429)	(37,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	84,141	43,872
Repayment of note payable and long term obligation	(65,845)	(2,501)
Issuance of common stock	83,972	190,139
Issuance of common stock - exercise of options		19,300
Purchase of treasury stock		(29,550)

Net Cash Provided by Financing Activities	102,268	221,260

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	4,436	(43,557)

CASH AND CASH EQUIVALENTS
Beginning of year	541	44,098

End of year	$ 4,977	$ 541

The accompanying notes are an integral part of the financial statements

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2006 AND 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	2006	2005

Cash paid during the year for:
Interest	$ 7,889	$ 433

Income taxes	$ -	$ -

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING
ACTIVITIES
Conversion of trade payable to shareholder debt	$ 15,814	$
Conversion of shareholder receivable to treasury stock	$	$ 121,480
Conversion of debt to equity	$ 13,590	$ 21,153
Conversion of debt to equity - options exercised		$ 2,000
Capital lease obligations	$ 11,181	$

The accompanying notes are an integral part of the fincial statements

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $6,089 and $2,712 during the years ended June 30, 2006 and 2005, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During fiscal years ended June 30, 2006 and 2005, advertising and promotion costs totaled $33,767 and $34,362, respectively.

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

The accompanying notes are an integral part of the fincial statements

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
	ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $240,058 is adequate as of June 30, 2006.

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

2 .	INVENTORIES
	Inventories as of June, 30, 2006 and 2005 consisted of the following.

			2006	2005

		Raw materials	$ 49,364	$ 25,118

		Finished goods	27,705	6,177

			$ 77,069	$ 31,295

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

3.	LONG TERM OBLIGATIONS

Long term obligations consists of a four year capital lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%, a two year capital lease agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December, 2005, a three year capital lease for computer hardware with an imputed interest rate of 21.62%, placed in service in January, 2006 and a three and a half year capital lease agreement for software with an imputed interest rate of 12.64%, placed in service in January, 2006. Monthly installment payments are $691, $67, $93 and $312, respectively with a bargain purchase option at the end of each lease of $1. The transactions have been accounted for as capital leases in accordance with generally accepted accounting principles.

	The scheduled maturities are as follows for the years ending June 30,

	2007	$ 9,877
	2008	11,057
	2009	11,230
	2010	322

4.	NOTES PAYABLE - OTHER

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%. Management intends to restructure its debt. To date, $3,000 in interest has been converted to equity.

5.	STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, stock-based employee compensation cost of $66,700 is reflected in the net losses for the twelve months ended June 30, 2005 for options granted under those plans where the exercise price is below market value and no cost is reflected in net losses for options granted under those plans where they had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table summarizes the effect on net losses and losses per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation for the year ended June 30, 2005. There is no impact for the year ended June 30, 2006.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

5.	STOCK-BASED COMPENSATION - CONTINUED

	The proforma information for the fiscal year ended June 30, 2005 is as follows:

	Net loss, as reported			$ (300,430)
	Add: stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax effects.			66,700

	Deduct: total stock based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax
	effects.			(70,000)

	Pro forma net losses			$ (303,730)

	Basic and diluted loss per share:
	As reported			$ (0.010)
	Pro forma			(0.010)

Effective January 1, 2006 the Company adopted the revision to SFAS 123 ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified perspective method. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires companies to expense the fair value of employee stock options and similar awards. There were no options issued during the year ended June 30, 2006 and therefore, the adoption of the new standard had no impact.

	A summary of stock option activity is as follows:

			Price per share
		Shares	Range	Average

	Balance, June 30, 2005	3,166,667	$.03 - .10	$0.052
	Granted
	Exercised
	Expired	166,667	0.03	0.03
	Balance, June 30, 2006	3,000,000	.03 - .10	0.053

	6,100,000 options were issued and 2,633,333 options were exercised during the year ended June 30, 2005.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

6.	LEASE COMMITMENT

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for $1,987 per month. The Company is responsible for insuring the premises. Rent expense was approximately $23,000 and $10,000 for the years ended June 30, 2006 and 2005, respectively.

7.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has 3,000,000 shares of exercisable potentially dilutive options outstanding as of June 30, 2006. There were 3,166,667 options outstanding at June 30, 2005.

Year Ended June 30,
		2006	2005
Basic and diluted loss per share:
Numerator:
	Net loss	$ (310,211)	$ (300,430)

Denominator:
Basic and diluted weighted average number of
common shares outstanding during
	the period	30,195,813	30,607,798

	Basic and diluted loss per share	$ (0.010)	$ (0.010)

Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2006 are as follows:

Deferred tax asset
	Net operating loss carryforwards	$ 750,000

	Valuation allowance	(750,000)

	Net deferred tax asset	$ -

At June 30, 2006, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,136,500 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

9.	RELATED PARTY TRANSACTIONS

On June 15, 2004, Stan and Rita Paulus resigned as officers and board members of the Company and were replaced by a new management team. As part of the transition in management, several transactions occurred which are all recorded below.

Stan and Rita agreed to waive all unpaid compensation from the Company except for $100,000, which shall be paid in full within three years of the transition date.

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

On June 14, 2006, one day prior to the due date of the unpaid compensation to the Paulus' of $100,000, the Company and the Paulus' agreed to extend the payment until January, 2007 with monthly payments of $25,000 beginning in October, 2006. In addition, there was a $5,000 note payable rolled into the monthly payment plan due January, 2007. In July, 2006 100,000 shares of restricted stock was issued in exchange for extending the payment. This restructuring increased the note amount due the Paulus' by $7,810.

Finally, two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid. As of June 30, 2006, the deferred compensation for these two officers was $120,124. Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of June 30, 2006. The deferred compensation charged to operations for fiscal year June 30, 2006 and 2005 was $101,988 and $21,385, respectively.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

10.	CONTINGENCIES

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management continues to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs, management has reserved the entire balance as an allowance. Bad debt expense in the amount of $63,891 and $1,848 was recorded in the statement of operations for the years ended June 30, 2006 and 2005, respectively.

11.	RECENT PRONOUNCEMENTS

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is interim financial statements, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material affect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities;

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

11.	RECENT PRONOUNCEMENTS - CONTINUED

(4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statements also describes the manner in which it should be initially applied. The provisions of SFAS No. 156 are not expected to affect the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The new Statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

12.	DISPUTED PAYABLES WRITTEN OFF

During the fiscal year ended June 30, 2004, the Company incurred professional fees for services that were reflected in the statement of operations. During the fiscal year ended June 30, 2005, the Company threatened to sue the vendor for dispute of services performed if they pursued this debt and after sending repeated letters to resolve the matter and not having any response for over two years, management has decided to write off the disputed amount and has reflected this in the June 30, 2006 statement of operations.

13.	SUBSEQUENT EVENTS

3,000,000 options which were to expire in July 2006 were extended for one year. Due to the extension of the terms of the options, they would have to be re-valued. The estimated fair value of the renewed options as of June 30, 2006, had the options been renewed on that date, was $272,000. The amount of additional compensation that will be booked in the first quarter of 2007 is approximately $205,000.

PACIFIC SANDS,INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

14.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the year ended June 30, 2006, one customer accounted for approximately 24.4% of the Company's sales and 61.7% of the company's trade receivables. For the year ended June 30, 2005, three customers accounted for approximately 14.0%, 10.0% and 10.5%, respectively of the Company's sales and 20.3%, 0.8% and 20.6%, respectively of the company's trade receivables.

15.	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2006, the Company had incurred cumulative losses of $ 3,168,853. The company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

\

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	The following is a summary of the quarterly results of operations for the years ended June 30, 2006 and 2005:

		Quarter ended
		September 30,	December 31,	March 31,	June 30,
		2005	2005	2006	2006

	Net sales	$ 71,234	$ 59,348	$ 136,805	$ 166,531

	Gross profit	48,656	21,926	78,199	101,956

	Disputed payables written off				39,915

	Net earnings (loss)	(110,012)	(127,184)	(111,448)	38,463

	Net earnings (loss) per
	share- basic and diluted	(0.004)	(0.004)	(0.004)	0.001

	Weighted average basic
	and diluted shares	29,497,231	29,986,666	30,537,094	30,730,382

		Quarter ended
		September 30,	December 31,	March 31,	June 30,
		2004	2004	2005	2005

	Net sales	$ 16,959	$ 20,019	$ 56,528	$ 126,067

	Gross profit	6,417	15,116	25,732	70,260

	Net earnings (loss)	(114,623)	(66,160)	(68,061)	(51,586)

	Net earnings (loss) per
	share- basic and diluted	(0.004)	(0.002)	(0.002)	(0.002)

	Weighted average basic
	and diluted shares	30,478,221	32,618,523	30,163,975	28,742,395

The Company presently employs six full-time and three part-time employees.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

8A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

All financial transactions executed by Pacific Sands, Inc are directly overseen by either the CFO or CEO and must be approved by both officers. All transactions and reconciliations are reviewed and signed off on by the CEO and CFO on a regular basis. Given the nature of current management and structure the opportunity for management override does exist. Based on an evaluation under the supervision and with the participation of management as of the end of the period covered by this Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses; and, therefore, there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company:

Name	Age	Title
Michael L. Wynhoff	41	Director
Michael D. Michie	45	Director
Mark R. Rauscher	43	Director
Dr John Hagarty	66	Director

All directors have indefinite terms of office.

Officers of the Company

Name	Age	Title
Michael L. Wynhoff	41	President/CEO
Michael D. Michie	45	CFO/Treasurer
Mark R. Rauscher	43	Secretary

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

Michael D. Michie - Michael D. Michie was appointed CFO/Treasurer by the Board of Directors on June 14, 2004. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility. Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont’s "commitment to excellence" award.

Mark R. Rauscher - Mr. Rauscher is a technical marketing specialist employed by DuPont Imaging Technologies. For the last 5 years, he has worked in product development, sales support, and marketing support in the printing and imaging industries.

Dr. John Hagarty - Since his retirement in 1999 from SC Johnson Wax, where he served as a Senior Research Chemist, Dr. Hagarty has worked as an independent consultant. During the past two years Dr. Hagarty has, as a consulting scientist, managed new product development at Pacific Sands, and has supervised the final development of its nontoxic, earth and health-friendly pet care, household cleaning and other product lines. Currently, Dr. Hagarty spearheads new product development at Pacific Sands. Dr. Hagarty earned his PhD in Organic Chemistry from Duquesne University.

Compliance with Section 16(a) of the Exchange Act:

During the past fiscal year Mark Rauscher failed to file timely reports required by Section 16 (a) of the Exchange Act. The Company will request said filings by Mr. Rauscher.

During the past fiscal year Dr. John Hagarty failed to file timely reports required by Section 16(a) of the Exchange Act. These reports have now been supplied to the Company and will be filed immediately.

Item 10. Executive Compensation.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Options	LTIP Payouts	All Other
Michael Wynhoff CEO Stanley	2006 2005 2004 2004	$18,003 $40,350 $2,400 $-0-	-0- -0- -0- -0-	$67,488 Deferred $21,384 Deferred -0- -0-	-0- -0- -0- -0-	-0- 2,000,000 @ 0.03 -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Paulus
President
Michael Michie CFO	2006 2005 2004	$46,232 $59,988 $2,780	-0- -0- -0-	$34,500 Deferred -0- -0-	-0- -0- -0-	-0- 500,000 @ 0.10	-0- -0- -0-	-0- -0- -0-

Rita	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paulus
Treasurer Mark Rauscher Secretary John Hagarty Director	2006 2005 2004 2006	$-0- $-0- $-0- $-0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- 500,000 @ 0.10 -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

As of June 16, 2004, Stanley Paulus resigned as President/CEO of the Company. Michael Wynhoff became President / CEO of the Company June 16, 2004.

As of June 16, 2004, Rita Paulus resigned as Treasurer of the Company. Michael Michie became CFO/Treasurer on June 16, 2004.

As of June 30, 2004, Stanley Paulus resigned as Secretary of the Company. Mark Rauscher became Secretary on June 30, 2004.

As of May 16, 2006, Dr. John Hagarty, was elected to serve on the Board of Directors. Dr. Hagarty serves on a vacant spot on the board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Name and Address of	Amount of	Percent of
Beneficial Owner	Beneficial Ownership	Class

Mark Rauscher	1,333,333 shares	4.2%
1509 Rapids Drive
Racine, WI 53404

Michael Wynhoff	4,035,018 shares	12.9%
1509 Rapids Drive
Racine, WI 53404

Michael Michie	1,429,500 shares	4.6%
1509 Rapids Drive
Racine, WI 53404

John Hagarty	152,455 shares	0.4%
1509 Rapids Drive
Racine, WI 53404

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Attached Exhibits

EXHIBIT NUMBER	NAME	PAGE NUMBER
(31)	Certification	**
(32)	Certification-Rule §1350	**

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Frank L. Sassetti & Company charged the Company audit fees of $30,933 in the fiscal year 2006, which amount included the quarterly filings.

Frank L. Sassetti & Company charged the Company income tax preperation fees of $1700.00 in fiscal year 2006.

Frank L. Sassetti & Company charged the Company audit fees of $15,000 in the fiscal year 2005, which amount included the quarterly filings.

Frank L. Sassetti & Company charged the Company audit fees of $10,500 in the fiscal year 2004, which amount included reviewing the year end June 30, 2004 report and the September 2003, December 2003 and March 2004 quarterly reports due to questions regarding independence and licensing of Alex Domantay & Associates.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Pacific Sands, Inc.
By /s/ Michael Wynhoff
Michael Wynhoff, CEO, Director

Date: September 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Michie
Michael Michie, CFO, Director

Date: September 26, 2006

By: /s/ Mark Rauscher
Mark Rauscher, Secretary, Director

Date: September 26, 2006