Form 10KSB/A
period 2005-06-30
PACIFIC SANDS INC
filed 2006-10-20
CIK 1069799

================================================================================

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                               ----     ---


                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1. Description of the Business                                            3
Item 2. Description of Property                                                5
Item 3. Legal Proceedings                                                      5
Item 4. Submission of Matters to a Vote of Security Holders                    5

PART II
Item 5. Market for Common Equity and Related Stockholder Matters               5
Item 6. Management's Discussion and Plan of Operation                          9
Item 7. Financial Statements                                              F1-F14
Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure                                   15

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 16(a) of the Exchange Act                    17
Item 10. Executive Compensation                                               18
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                       19
Item 12. Certain Relationships and Related Transactions                       19
Item 13  Exhibits                                                             19
Item 14. Principal Accountant Fees and Services                               19
Signatures                                                                    20

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


Item 7. Financial Statements.

See F-1 through F-11 attached.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that financial information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In connection with the completion of its audit of, and issuance of its report on, our financial statements for the year ended June 30, 2005, Frank L. Sassetti & Co. ("Sassetti") considered our internal controls in order to determine their auditing procedures for the purpose of expressing their opinion on the financial statements and not to provide assurance on our internal controls. Sassetti identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be "significant deficiencies" or "material weaknesses." The Public Company Accounting Oversight Board ("PCAOB") has defined "significant deficiency" as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company's annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a "material weakness" as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected." The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties, the timely reconciliation of general ledger accounts, and controls over inventory, property and equipment, debt documentation, and equity tranactions. We have disclosed these significant deficiencies and material weaknesses to our Board of Directors. Additional effort is needed to fully remedy these significant deficiencies and material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting. Our management and Board of Directors will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

Because of inherent limitations of internal control, errors or fraud may nevertheless occur and not be detected. Also, projection of any evaluation of the internal control to future periods is subject to the risk that internal control may become inadequate because of changes in conditions or that the degree of compliance may deteriorate. Sassetti noted the following reportable conditions that they believe to be material weaknesses: (i) Improve segregation of incompatible accounting department duties, (ii) Improve maintenance of accounting records by implementing the use of an accounting software system and
(iii) Implement a Corporate Code of Conduct.


(b)  Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2005, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.


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

Date: October 18, 2006

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Michie
        Michael Michie, CFO, Director

Date: October 18, 2006


By: /s/ Mark Rauscher
        Mark Rauscher, Secretary, Director

Date: October 18, 2006

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



                                     -F14-

--------------------------------------------------------------------------------