Form 10QSB/A
period 2005-12-31
PACIFIC SANDS INC
filed 2006-10-20
CIK 1069799

WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.2)

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
Yes ☐ No ☒

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that financial information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

In connection with the completion of its audit of, and issuance of its report on, our financial statements for the year ended June 30, 2005, Frank L. Sassetti & Co. (“Sassetti”) considered our internal controls in order to determine their auditing procedures for the purpose of expressing their opinion on the financial statements and not to provide assurance on our internal controls. Sassetti identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be “significant deficiencies” or “material weaknesses.” The Public Company Accounting Oversight Board (“PCAOB”) has defined “significant deficiency” as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a “material weakness” as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

During the first quarter ended September 3, 2005, we hired an outside accounting firm to assist in the timely reconciliation of general ledger accounts, and controls over property and equipment and debt documentation. However, significant deficiencies or material weaknesses in our internal controls related to segregation of incompatible duties and controls over inventory and equity transactions still exist. We have disclosed those significant deficiencies and material weaknesses to our Board of Directors. Additional effort will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the second quarter ended December 31, 2005, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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
Dated: October 18, 2006