Form 10KSB/A
period 2006-06-30
PACIFIC SANDS INC
filed 2006-10-20
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

In connection with the completion of its audit of, and issuance of its report on, our financial statements for the year ended June 30, 2006, Frank L. Sassetti & Co. (“Sassetti”) considered our internal controls in order to determine their auditing procedures for the purpose of expressing their opinion on the financial statements and not to provide assurance on our internal controls. Sassetti identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be “significant deficiencies” or “material weaknesses.” The Public Company Accounting Oversight Board (“PCAOB”) has defined “significant deficiency” as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a “material weakness” as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties and controls over inventory and equity transactions. We have disclosed these significant deficiencies and material weaknesses to our Board of Directors. Additional effort is needed to fully remedy these significant deficiencies and material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting. Our management and Board of Directors will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2006, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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