Form 10KSB/A
period 2005-06-30
PACIFIC SANDS INC
filed 2006-11-15
CIK 1069799

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

Liquidity and Capital Resources:

Cash and cash equivalents totaled $541 on June 30, 2005 versus $44,098 on June 30, 2004.

Net cash used in operations was $227,135 for the fiscal year ending June 30, 2005, up from the $10,593 used the previous fiscal year. The increase in net cash used in operations is attributable to the need to build the infrastructure to facilitate marketing and selling the EcoOne product line.

Accounts receivable has a balance of $60,699. Current liabilities are $276,748. Current liabilities far exceed cash flow and A/R expectations. The company must secure outside financining to sustain operations and fund potential growth.

Net cash provided by financing activities was $221,260 for the fiscal year ending June 30, 2005, up significantly from the $50,000 for the previous fiscal year. The company has required financing to fund operations because of recent change in location and re-branding and remarketing of the EcoOne product line.

In fiscal year 2005, Pacific Sands issued a total of 3,264,611 of its restricted common shares for cash and services. Of the total shares issued, 620,000 shares were issued for professional services.

Funding For Fiscal 2006:

Management believes that the company is positioned for sales growth but will require additional funding to continue operations. The company's ability to achieve its objectives is dependent on its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries and the sale of rule 144 stock through private placement. To date, the Company has only sold, or issued for services, restricted securities to investors who have approached the Company to purchase stock. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

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

Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective.

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

Date: November 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Michie
        Michael Michie, CFO, Director

Date: November 15, 2006


By: /s/ Mark Rauscher
        Mark Rauscher, Secretary, Director

Date: November 15, 2006

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