Form 10QSB/A
period 2005-12-31
PACIFIC SANDS INC
filed 2006-11-16
CIK 1069799

WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.3)

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

Based upon the above evaluation of Management, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not yet effective, but the procedures are as effective as possible, considering the fact that there is a lack of segregation of duties which will continue until such time as the Company can support additional executive personnel to enhance segregation of duties.

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
Dated: November 15, 2006