Form 10QSB/A
period 2006-03-31
PACIFIC SANDS INC
filed 2006-11-16
CIK 1069799

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

PACIFIC SANDS, INC.

Dated: November 15, 2006	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: November 15, 2006	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer

Index of Exhibits

31.1	CEO Certification
31.2	CFO Certification
32.1	CEO 906 Certification
32.2	CFO 906 Certification