Form 10QSB/A
period 2005-09-30
PACIFIC SANDS INC
filed 2006-11-29
CIK 1069799

================================================================================

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                            Yes     X             No
                                 -------             -------

As of November 14, 2005, the Company had 30,238,927 shares of its $.001 par value common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one):

                            Yes                 No      X
                                 -------             -------

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

   Condensed Balance Sheet at September 30, 2005 (unaudited)                   4

   Condensed Statements of Operations for the Three Months Ended
     September 30, 2005 and 2004 (unaudited)                                   5

   Condensed Statements of Cash Flows for the Three
     Months Ended September 30, 2005 and 2004
     (unaudited)                                                               6

  Notes to Condensed Financial Statements (unaudited)                          7

  Item 2.  Management's Discussion and Analysis or Plan of Operation          14

  Item 3.  Controls and Procedures                                            16

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  17

  Item 2.  Changes in Securities                                              17

  Item 3.  Defaults Upon Senior Securities                                    17

  Item 4.  Submission of Matters to a Vote of Security Holders                17

  Item 5.  Other Information                                                  17

  Item 6.  Exhibits and Reports on Form 8-K                                   17

  Signatures                                                                  18

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

Item 2.  Management's Discussion and Analysis

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

The Company has a mature, actively marketed product line known as the ecoONE(R) Spa Treatment system as well as ecoONE(R) Pool conditioner and the Pacific Sands All-Purpose Hose Filter. Pacific Sands is also the master distributor for Rain Forest Blue, an EPA Registered chlorine and bromine free, non irritating, odor free, bactericide / algaecide alternative for the treatment of pool water.

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

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company achieves sustained fiscal profitability.

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, loans from management, and the sale of rule 144 stock through private placement. The company's failure to continue to raise adequate financing to fund operations may jeopardize its existence.
(See "Liquidity and Capital Resources")

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2005 compared to the three months ending September 30, 2004.

For the three months ending September 30, 2005 net sales were $71,234, compared to $16,959 in sales booked for the same period in 2005. The increase in sales is attributable to a number of factors including a significantly higher number of retail outlets carrying the ecoONE(R) spa treatment products and increased direct Internet retail sales.

Cost of Goods Sold was $22,578 for the three months ending September 30, 2005 compared to $10,542 for the same period the previous fiscal year.

Gross profits for the three months ending September 30, 2005 were $48,656 compared to $6,417 for the same period the previous fiscal year.

For the three months ending September 30, 2005, selling and general administrative expenses were $154,857 compared to $120,914 for the three months ending September 30, 2004. The increase is due to expanded operations space and the addition of one full time employee.

Loss from operations for the three months ending September 30, 2005 was $106,201 compared to $114,497 for the same period the previous fiscal year.

Net loss for the three months ending September 30, 2005 was $110,012 or .004 per share compared to $114,623 or .004 loss per share for the same period the previous fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,301 on September 30, 2005 compared to $21,510 on September 30, 2004.

Net cash used in operations was $38,330 for the three months ending September 30, 2005 compared to $26,833 for the same period of the previous fiscal year.

Net cash provided by financing activities was $40,090 for the three month period ending September 30, 2005, compared to $9,500 for the same period the previous fiscal year.

The company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company achieves profitability. To date, management has been successful in raising cash on an as-needed basis through the sale of restricted securities in private placements to individual investors. There is no guarantee that management will be able to continue to raise needed cash in this fashion.

The company has no material commitments for capital expenditures at this time. The company has no "off balance sheet" source of liquidity arrangements.

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

                                              PACIFIC SANDS, INC.

                                              By:  /s/ Michael Michie
                                                   ------------------
                                                   Michael Michie
                                                   Chief Financial Officer
      Dated: November 15, 2006

--------------------------------------------------------------------------------