Form 10QSB
period 2006-09-30
PACIFIC SANDS INC
filed 2006-12-04
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes     X      No ____

As of December 1, 2006, the Company had 32,118,124 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ____   No    X

PART I   FINANCIAL INFORMATION

Item 1	Financial Information

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

We have reviewed the balance sheet of PACIFIC SANDS, INC. as of September 30, 2006 and the related statements of operations for the three months ended September 30, 2006 and 2005, and the statements of stockholders' equity and cash flows for the three months ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of PACIFIC SANDS, INC. as of June 30, 2006 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 12, 2006, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

November 30, 2006
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2006 AND JUNE 30, 2006

ASSETS
	September 30,	June 30,
	2006	2006
	(A Review)
CURRENT ASSETS
Cash and cash equivalents	$2,431	$4,977
Trade receivables, net of allowance for doubtful accounts of $5,497 and $4,340, respectively	67,873	112,587
Inventories	71,702	77,069
Prepaid expenses	2,748	7,212
Total Current Assets	144,754	201,845

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	11,375	10,238
Manufacturing equipment	12,204	12,204
Leasehold improvements	3,035	3,035
Deposit on software costs	23,497	20,269
	50,111	45,746
Less accumulated depreciation	8,548	6,940
Property and Equipment, net	41,563	38,806

OTHER ASSETS
Accounts receivable - other (net of allowance for doubtful accounts of $ 235,718)	-	-
Security deposits	841	841
Total Other Assets	841	841
Total Assets	$187,158	$241,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$91,436	$99,795
Current maturities of long-term debt	10,773	9,877
Accrued expenses	77,255	59,691
Deferred compensation	250,434	227,934
Notes payable - other	38,715	61,177
Total Current Liabilities	468,613	458,474

LONG TERM LIABILITIES
Capital leases, less current portion	20,517	22,609
Total Long Term Liabilities	20,517	22,609

STOCKHOLDERS' EQUITY
Common stock	39,284	38,345
Additional paid in capital	3,270,711	3,041,947
Treasury stock, at cost	(151,030)	(151,030)
Accumulated deficit	(3,460,937)	(3,168,853)
Total Stockholders' Equity	(301,972)	(239,591)
Total Liabilities and Stockholders' Equity	$187,158	$241,492

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three months ended
	September 30,
	2006	2005

NET SALES	$119,558	$71,234

COST OF SALES	65,313	22,578

GROSS PROFIT	54,245	48,656

OPERATING EXPENSES
Selling and administrative expenses	165,027	154,857
Stock based compensation to officers	35,160	-
Stock based compensation related to options	134,211	-
Total operating expenses	334,398	154,857
LOSS FROM OPERATIONS	(280,153)	(106,201)

OTHER INCOME (EXPENSES)
Interest expense	(11,932)	(1,142)
Loss on disposal of assets	-	(2,680)
Miscellaneous income	1	11
Total Other Income (Expenses)	(11,931)	(3,811)

LOSS BEFORE INCOME TAXES	(292,084)	(110,012)

INCOME TAXES	-	-

NET LOSS	$(292,084)	$(110,012)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.009)	$(0.004)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	31,212,029	29,497,231

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Common Stock			Treasury Stock
	Par value - $.001 50,000,000 shares authorized		Additional Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2005	36,844,298	$36,844	$2,879,170	(7,559,187)	$(151,030)	$(2,858,642)	$(93,658)

Issuance of Common Stock:
For Cash	150,000	150	15,822				15,972
For Options Exercised	-	-	-				-
For Cancellation of Debt	-	-	-				-
For Professional services	225,000	225	15,075				15,300
For Salaries	30,000	30	12,766				12,796

Net loss						(110,012)	(110,012)
Balance at September 30, 2005	37,249,298	$37,249	$2,922,833	(7,559,187)	$(151,030)	$(2,968,654)	$(159,602)

Balance at June 30, 2006	38,344,760	$38,345	$3,041,947	(7,559,187)	$(151,030)	$(3,168,853)	$(239,591)

Issuance of Common Stock:
For Cash	50,000	50	4,950				5,000
For Professional Services	296,885	297	29,828				30,125
In Lieu of Interest Payment	100,000	100	5,900				6,000
For Cancellation of Debt	192,086	192	19,015				19,207
For Salaries	300,000	300	34,860				35,160

Stock based compensation related to options			134,211				134,211

Net loss						(292,084)	(292,084)
Balance at September 30, 2006	39,283,731	$39,284	$3,270,711	(7,559,187)	$(151,030)	$(3,460,937)	$(301,972)

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,084)	$(110,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation	1,608	1,357
Loss on disposal of equipment	-	2,680
Deferred compensation	22,500	1,950
Compensation expense on stock options granted	134,211	-
Common shares and rights issued for services, compensation, and interest	71,285	28,096
Changes in assets and liabilities -
Trade accounts receivable	44,714	3,146
Inventories	5,367	(17,660)
Prepaid expenses	4,464	2,510
Accounts payable and other current liabilities	9,206	49,603
Net Cash Provided by (Used in) Operating Activities	1,271	(38,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,365)
Net Cash Used in Investing Activities	(4,365)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,000	15,972
Issuance of notes payable	9,774	25,000
Repayment of notes payable	(14,226)	(882)
Net Cash Provided by Financing Activities	548	40,090

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,546)	1,760

CASH AND CASH EQUIVALENTS
Beginning of period	4,977	541
End of period	$2,431	$2,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$11,932	$1,142
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of debt and interest to equity	$19,207
Capital Lease Obligations	$2,332	$1,217

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006
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

Interim Financial Statements - The balance sheet as of September 30, 2006 and the statements of operations for the three months ended September 30, 2006 and 2005, and the statements of stockholders' equity and cash flows for the three months ended September 30, 2006 and 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006 and 2005.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $1,608 and $1,356 during the three months ended on September 2006 and 2005, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the three months ended September 30, 2006 and 2005, advertising and promotion costs totaled $13,772 and $24,774, respectively.

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
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $241,215 is adequate as of September 30, 2006 and June 30, 2006.

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

2	INVENTORIES

Inventories as of September 30, 2006 and June 30, 2006 consisted of the following.

	September 30, 2006	June 30, 2006

Raw materials	$49,943	$49,364

Finished goods	21,759	27,705

	$71,702	$77,069

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

3.	LONG TERM OBLIGATIONS

Long term obligations consists of a four year lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%, a two year lease agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December, 2005, a three year lease for computer hardware with an imputed interest rate of 21.62%, placed in service in January, 2006, a three and a half year lease agreement for software with an imputed interest rate of 12.64%, placed in service in January, 2006 and a two year computer lease with an imputed interest rate of 17.61%, placed in service in September, 2006. Monthly installment payments are $691, $67, $93, $312 and $57, respectively with a bargain purchase option at the end of each lease of $1. The transactions have been accounted for as capital leases in accordance with generally accepted accounting principles.

The scheduled maturities are as follows for the years ending September 30,

2007	$10,773
2008	11,699
2009	8,818

4.	NOTES PAYABLE - OTHER

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%. Management intends to restructure its debt. To date, $3,000 in interest has been converted to equity.

5.	STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There was no impact/disclosure required for the three months ended September 30, 2005.
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

During the quarter ended September 30, 2006, the Company modified 3,000,000 options that were set to expire on July 5, 2006 by reissuing for one year with no vesting period at the same price. On September 28, 2006 these 3,000,000 vested options were surrendered and reissued for four years with no vesting period and exercise prices as follows; 2,000,000 shares at $.16 and 1,000,000 shares at $1.00.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

5.	STOCK-BASED COMPENSATION - CONTINUED

The fair value of each option award is estimated on the date of grant using the standard Black-Scholes-Merton model and modified using calculations based on likely "expected term" rather than "contractual term" additionally modified by historic likelihood that the participants will exercise the options based on previous exercise behavior. The Historic volatility was calculated using weekly price observations for the expected term of the options. Expected Term was calculated using the formula (vesting term plus original contractual term divided by two). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturity for one year at July 3, 2006 and the difference between three and five years at September 28, 2006.

	July 3, 2006	September 28, 2006

Weighted average volatility	116%	161%
Expected dividends	0%	0%
Expected term (in years)	1	2
Risk free rate	5.260%	4.585%

A summary of option activity as of September 30, 2006 and changes during the year then ended is presented below:

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2006	3,000,000	$.03 - $.10	$0.052
Granted /modified	6,000,000	$.03 - $1.00	$0.247
Exercised
Cancelled	(3,000,000)	$.03 - $.10	$0.053
Expired	(3,000,000)	$.03 - $.10	$0.053

Outstanding at September 30, 2006	3,000,000	$.16 - $1.00	$0.440

6.	LEASE COMMITMENT

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for $1,987 per month. The Company is responsible for insuring the premises. Rent expense was approximately $5,961 and $5,124 for the three months ended September 30, 2006 and 2005 respectively.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

7.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Three months ending September 30,
	2006	2005
Basic and diluted loss per share:
Numerator:
Net loss	$(292,084)	$(110,012)

Denominator:
Basic and diluted weighted average number of common shares outstanding during the period	31,212,029	29,497,231

Basic and diluted loss per share	$(0.009)	$(0.004)

Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2006 are as follows:

Deferred tax asset

Net operating loss carryforwards	$803,000

Valuation allowance	(803,000)

Net deferred tax asset	$-

At September 30, 2006, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,295,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

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

The Paulus' purchased from the Company the inventory known as "technical books" for the sum of $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock. Based on the average market value of the Company's stock, which valued these shares at $121,480, there was an additional write down of the inventory of $28,500. This amount was recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares were still being held in escrow by legal counsel at June 30, 2004, the transaction was recorded as due from shareholder. As of June 30, 2006, the shares had been returned to treasury.

On June 14, 2006, one day prior to the due date of the unpaid compensation to the Paulus' of $100,000, the Company and the Paulus' agreed to extend the payment until January, 2007 with monthly payments of $25,000 beginning in October, 2006. In addition, there was a $5,000 note payable rolled into the monthly payment plan due January, 2007. In July, 2006 100,000 shares of restricted stock were issued as in exchange for extending the payment. The value of the shares was $6,000 and is included in interest expense for the period ended September 30, 2006.

Finally, two of the current officers of the company have agreed to defer a substantial portion of their salaries until such time as it may be paid. As of September 30, 2006, the deferred compensation for these two officers was $ 142,624. Prior to accepting the position as an officer of the company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of September 30, 2006. The deferred compensation charges to operations for the three months ended September 30, 2006 and 2005 was $22,500 and $1,950, respectively.

10.	CONTINGENCIES

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately be reached, an allowance for bad debts of $235,718 was established as of June 30, 2006. Bad debt expense in the amount of $3,631 and $0 was recorded in the statement of operations for the three months ended September 30, 2006 and 2005, respectively.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

11	RECENT PRONOUNCEMENTS

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, " an interpretation of FASB Statement No. 109 ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statement. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is interim financial statement, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material affect on the company's consolidated financial statements.

In March 2006, the FASB issued SFAS N. 156, "Accounting for Servicing of Financial Assets, " which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, " with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities;(4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statements also describes the manner in which it should be initially applied. The provisions of SFAS No. 156 are not expected to affect the Company's financial statements.

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 AND JUNE 30, 2006

12	DISPUTED PAYABLES WRITTEN OFF

During the fiscal year ended June 30, 2004, the Company incurred professional fees for services that were reflected in the statement of operations. During the fiscal year ended June 30, 2005, the Company threatened to sue the vendor for dispute of services performed if they pursued this debt and after sending repeated letters to resolve the matter and not having any response for over two years, management has decided to write off the disputed amount and has reflected this in the quarter ended June 30, 2006 statement of operations.

13	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the three months ended September 30, 2006, one customer accounted for approximately 31% of the Company's sales. For the three months ended September 30, 2005, there were three customers that accounted for 12.5%, 14% and 13.5% of the Company's sales.

14	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2006, the Company had incurred cumulative losses of $3,460,937The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

Item 2.	Management's Discussion and Analysis or Plan of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED JUNE 30, 2006 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies" and ecoONE Marketing Group.

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

The Company has a mature, actively marketed product line known as the ecoONE® Spa Treatment system as well as ecoONE® Pool conditioner and the Pacific Sands All-Purpose Hose Filter. Pacific Sands is also the master distributor for Rain Forest Blue, an EPA Registered chlorine and bromine free, non irritating, odor free, bactericide / algaecide alternative for the treatment of pool water.

Currently the Company markets and sells its product lines over the Internet and through numerous retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturer's representatives and internationally established pool and spa industry distribution networks.

The company's goal is to achieve sustained and significant profitability through revenues achieved by marketing and sale of its nontoxic, earth, health and kid-friendly, ecoONE® Pool, Spa, Household Cleaning and other product lines.

In July of 2004, management began the implementation of a three year market saturation strategy for the ecoONE® line of pool and spa products. The strategy has been very successful to date, resulting in sharp increases in sales, dealer and distributor outlets and industry recognition. Management estimates that, as of September 30, 2006, at the end user level, an average of approximately 1,400 new users are starting the ecoONE® System every single month compared to between 40 and 100 new users per month as of the year June 30, 2005.

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

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, loans from management, and the sale of rule 144 stocks through private placement. The company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2006 compared to the three months ending September 30, 2005.

For the three months ending September 30, 2006 net sales were $119,558, an increase of 68% over $71,234 in sales booked for the same period in 2005. The increase in sales is attributable to a number of factors including a significantly higher number of retail outlets carrying the ecoONE® spa treatment products, increased direct Internet retail sales and an OEM deal with a major spa manufacturer which includes privately branded ecoONE® starter kits with their new spas sold.

Cost of Goods Sold was $65,313 compared to $22,578 for the same period the previous fiscal year. The increase in cost of goods sold was partially due to the fact that company is now selling more product through distribution rather than direct retail sales. Additionally the company’s largest customer has a significant component in its manufacturer’s start up kit that is passed through to the customer at cost.

Gross profits for the three months ending September 30, 2006 were $54,245 compared to $48,656 for the same period the previous fiscal year.

For the three months ending September 30, 2006, selling and general administrative expenses were $159,167 compared to $154,857 for the three months ending September 30, 2005. The company continues to maintain a consistent cost structure while achieving quarterly period to period growth each year.

The company currently has no income tax liabilities.

The company has added one full time and one part time employee since the same quarter the previous fiscal year.

During the three months ending September 30, 2006, the company incurred a charge of $134,211 for stock based compensation in the form of options valued and distributed as follows:

Wynhoff: $88,675.63
Michie: $22,767.73
Rauscher: $22,767.73

During the three months ending September 30, 2006, the company recorded a charge of $35,160 for stock based compensation in the form of restricted stock to its officers as follows:

200,000 shares issued to Michael Wynhoff for an executive bonus: $23,440
100,000 shares issued to Michael Michie for an executive bonus: $11,720

The Company also issued 296,885 shares of Common Stock (restricted) for services for the three months ending September 30, 2006. The company recorded a charge to operations of $30,125 for those shares.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash and cash equivalents totaled $2,431 on September 30, 2006 versus $4,977 on September 30, 2005.

At the end of the period ending September 30, 2006 Accounts receivable had a balance of $67,873 and current liabilities were $468,613. Current liabilities include $145,434 in deferred salaries owed to Company CEO, Michael Wynhoff and CFO Michael Michie and $105,000 owed to former CEO Stanley Paulus. Current liabilities exceed cash flow and A/R expectations. The company must secure outside financing to sustain operations and fund potential growth.

Net cash provided by operations was $1,271 for the three months ending September 30, 2006 compared to $38,330 for the same period of the previous fiscal year. The company’s ability to fund operations through sales revenue growth accounts for this significant change over the previous period.

Net cash provided by financing activities was $548 for the three month period ending September 30, 2006, compared to $40,090 for the same period the previous fiscal year. The company continues to raise funds on an as needed basis choosing to rely on increasing revenues to fund operations.

The company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the company achieves profitability. To date, management has been successful in raising cash on an as-needed basis for the continued operations of the company. There is no guarantee that management will be able to continue to raise needed cash in this fashion.

Management is currently in negotiations with a local, reputable and well-qualified group of investors who have expressed an interest in providing equity financing to the company to fund its planned growth. If fully funded, the funding arrangement would involve the sale of approximately 3,000,000 (three million) unregistered treasury shares to the individual investors of the group. Management believes that the resulting funding will be sufficient to fund operations and planned growth for fiscal year 2007.

The Company would use the resulting funds to enhance and balance its cash flow, pay current obligations and pay for its planned marketing and sales initiatives which include expansion of internet sales, expanded trade show presence and print advertising.

The company has no material commitments for capital expenditures at this time. The company has no “off balance sheet” source of liquidity arrangements.

The company presently employees five full time and three part time employees.

Item 3	Quantitative and Qualitative Disclosers About Market Risk

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

Item 4.	Controls and Procedures

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the first quarter ended September 30, 2006, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 10-KSB dated June 30, 2006

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 3, 2006, Al Green was issued 50,000 shares of restricted stock for professional services valued at $5,000.00.

On July 3, 2006, Advertising Arts Studios was issued 65,385 shares of restricted stock valued at $6,585.00 for service performed for the company.

On July 3, 2006, Donald M. Michie was issued 25,000 shares of restricted stock for professional services valued at $2,500.00.

On July 3, 2006, SmallCapVoice.com was issued 66,500 shares of restricted stock for professional services valued at $6,650.00

On July 31, 2006, Robert Warren was issued 117,086 shares of restricted stock for to retire a note valued at $11,708.60

On July 31, 2006, Stanley Paulus was issued 100,000 shares of restricted stock for extending the terms of the note he currently holds.

On August 25, 2006, an accredited investor was issued 75,000 shares of restricted stock for $7,500.00

On August 25, 2006, John D. Hagarty was issued 40,000 shares of restricted stock for professional services valued at $4,000.00.

On August 25, 2006, an accredited investor was issued 50,000 shares of restricted stock for $5,000.00.

On September 28th 2006, Michael L. Wynhoff was granted 200,000 shares of restricted stock for executive bonuses valued at 23,440.00

On September 28th 2006, Michael D. Michie was granted 100,000 shares of restricted stock for executive bonuses valued at 11,720.00

On September 28th 2006, Mark R. Rauscher was granted 50,000 shares of restricted stock for professional services valued at 5,860.00

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

PACIFIC SANDS, INC.

Dated: December 1, 2006	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: December 1, 2006	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer

Index of Exhibits

31.1	CEO Certification
31.2	CFO Certification

32.1	CEO 906 Certification
32.2	CFO 906 Certification