Form 10QSB
period 2006-12-31
PACIFIC SANDS INC
filed 2007-02-21
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(262) 619-3261
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

Yes     X      No ____

As of February 20, 2007, the Company had 33,779,124 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ____   No    X

Item 1	Financial Information

Frank L. Sassetti & Co.

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the balance sheet of PACIFIC SANDS, INC. as of December 31, 2006 and the related statements of operations for the three and six months ended December 31, 2006 and 2005, and the statements of stockholders' equity and cash flows for the six months ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

February 19, 2007
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

ASSETS
	December 31,
	2006	June 30,
	(A Review)	2006
CURRENT ASSETS
Cash and cash equivalents	$27,747	$4,977
Trade receivables, net of allowances for doubtful accounts	63,588	112,587
Inventories	56,073	77,069
Prepaid expenses	5,940	7,212

Total Current Assets	153,348	201,845

PROPERTY AND EQUIPMENT
Furniture, fixtures and office equipment	16,360	10,238
Manufacturing equipment	12,204	12,204
Leasehold improvements	3,035	3,035
Deposit on software costs	31,301	20,269
	62,900	45,746
Less accumulated depreciation	10,779	6,940

Property and Equipment, net	52,121	38,806

OTHER ASSETS

Accounts receivable - other (net of allowance for doubtful accounts of $ 235,718)	-	-
Note receivable	8,694
Security deposits	841	841

Total Other Assets	9,535	841

Total Assets	$215,004	$241,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$74,943	$99,795
Current maturities of long-term debt	11,180	9,877
Accrued expenses	74,850	59,691
Deferred compensation	264,280	227,934
Notes payable - other	24,000	61,177

Total Current Liabilities	449,253	458,474

LONG TERM LIABILITIES
Capital leases, less current portion	17,573	22,609

Total Long Term Liabilities	17,573	22,609

STOCKHOLDERS' EQUITY
Common stock	41,253	38,345
Additional paid in capital	3,470,063	3,041,947
Treasury stock, at cost	(151,030)	(151,030)
Accumulated deficit	(3,612,108)	(3,168,853)

Total Stockholders' Equity	(251,822)	(239,591)

Total Liabilities and Stockholders' Equity	$215,004	$241,492

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(A Review)	(A Review)	(A Review)	(A Review)

NET SALES	$106,568	$59,348	$226,126	$130,582
COST OF SALES	41,410	37,421	106,723	60,000
GROSS PROFIT	65,158	21,927	119,403	70,582

OPERATING EXPENSES
Selling and administrative expenses	195,553	147,554	360,580	302,409
Stock based compensation for board of directors	8,000		43,160
Stock based compensation related to options		-	134,211	-
Total operating expenses	203,553	147,554	537,951	302,409
LOSS FROM OPERATIONS	(138,395)	(125,627)	(418,548)	(231,827)

OTHER INCOME (EXPENSES)
Interest expense	(12,778)	(1,561)	(24,710)	(2,704)
Loss on disposal of assets	-		-	(2,680)
Miscellaneous income	2	4	3	15
Total Other Income (Expenses)	(12,776)	(1,557)	(24,707)	(5,369)
LOSS BEFORE INCOME TAXES	(151,171)	(127,184)	(443,255)	(237,196)

INCOME TAXES	-	-	-	-
NET LOSS	$(151,171)	$(127,184)	$(443,255)	$(237,196)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.005)	$(0.004)	$(0.014)	$(0.008)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	32,292,193	29,986,666	31,752,111	29,741,677

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock
	Par value - $.001 50,000,000 shares		Additional	Treasury Stock
	authorized		Paid In	Number of		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2005	36,844,298	$36,844	$2,879,170	(7,559,187)	$(151,030)	$(2,858,642)	$(93,658)

Issuance of Common stock:
For cash	518,816	519	55,453				55,972
For options exercised	-	-	-				-
For cancellation of debt							-
For professional services	320,637	321	20,395				20,716
For salaries	60,000	60	15,251				15,311

Net loss						(237,196)	(237,196)
Balance at December 31, 2005	37,743,751	$37,744	$2,970,269	(7,559,187)	$(151,030)	$(3,095,838)	$(238,855)

Balance at June 30, 2006	38,344,760	$38,345	$3,041,947	(7,559,187)	$(151,030)	$(3,168,853)	$(239,591)

Issuance of Common Stock:
For cash	1,350,000	1,350	134,550				135,900
For professional services	550,141	550	58,670				59,220
In lieu of interest payment	187,098	187	14,523				14,710
For cancellation of debt	375,200	375	38,432				38,807
For salaries	446,112	446	47,730				48,176

Stock based compensation related to options			134,211				134,211
Net loss						(443,255)	(443,255)
Balance at December 31, 2006	41,253,311	$41,253	$3,470,063	(7,559,187)	$(151,030)	$(3,612,108)	$(251,822)

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(443,255)	$(237,196)
Adjustments to reconcile net loss to net cash provided by used in operating activities -
Depreciation	3,838	2,850
Loss on disposal of equipment	-	2,680
Deferred compensation	36,346	37,488
Compensation expense on stock options granted	134,211	-
Common shares and rights issued for services and compensation	122,106	36,027
Changes in assets and liabilities -
Trade accounts receivable	48,999	12,123
Inventories	20,996	(23,956)
Prepaid expenses	1,272	626
Note receivables	(8,694)	35,924
Accounts payable and other current liabilities	(9,692)	68,381
Net Cash Used in Operating Activities	(93,873)	(65,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(17,154)	(2,704)
Net Cash Used in Investing Activities	(17,154)	(2,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	135,900	55,972
Issuance of notes payable	36,601	35,000
Repayment of notes payable	(38,704)	(21,264)
Net Cash Provided by Financing Activities	133,797	69,708

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,770	1,951

CASH AND CASH EQUIVALENTS
Beginning of period	4,977	541
End of period	$27,747	$2,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$24,710	$2,704
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of debt to equity	$38,807
Non-cash financing activities
Capital Lease Obligations	$3,732	$2,496

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006
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

Interim Financial Statements - The balance sheet as of December 31, 2006 and the statements of operations for the three and six months ended December 31, 2006 and 2005 and the statements of stockholders' equity and cash flows for the six months ended December 31, 2006 and 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of December 31, 2006 and the results of operations and cash flows for the six months ended December 31, 2006 and 2005.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $ 3,838 and $2,850 during the six months ended on December 2006 and 2005, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the six months ended December 31, 2006 and 2005, advertising and promotion costs totaled $17,649 and $ 34,367, respectively.

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
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $ 242,242 is adequate as of December 31, 2006.

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

2 .	INVENTORIES

Inventories as of December 31, 2006 and June 30, 2006 consisted of the following.

	December 31, 2006	June 30, 2006

Raw materials	$39,850	$49,364
Finished goods	16,223	27,705
	$56,073	$77,069

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

3.	LONG TERM OBLIGATIONS

Long term obligations consists of a four year lease agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%, a two year lease agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December, 2005, a three year lease for computer hardware with an imputed interest rate of 21.62%, placed in service in August, 2005, a three and a half year lease agreement for software dated January 6, 2006 with an imputed interest rate of 12.64% and a two year computer lease with an imputed interest rate of 22.81%, placed in service in September, 2006. Monthly installment payments are $691, $67, $93, $312 and $59, respectively with a bargain purchase option at the end of each lease of $1. The transactions have been accounted for as capital leases in accordance with generally accepted accounting principles.

The scheduled maturities are as follows for the years ending December 31,

2007	$11,180
2008	11,490
2009	6,083

4.	NOTES PAYABLE - OTHER

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%. Management intends to restructure its debt. To date, $19,417 in interest has been converted to equity.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

5.	STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There was no impact/disclosure required for the six months ended December 31, 2005.

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

The fair value of each option award is estimated on the date of grant using the standard Black-Scholes-Merton model and modified using calculations based on likely "expected term" rather than "contractual term" additionally modified by historic likelihood that the participants will exercise the options based on previous exercise behavior. The Historic volatility was calculated using weekly price observations for the expected term of the options. Expected Term was calculated using the formula (vesting term plus original contractual term divided by two). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturity for one year at July 3, 2006 and the difference between three and five years at December 31, 2006.

	July 3, 2006	September 28, 2006

Weighted average volatility	116%	161%
Expected dividends	0%	0%
Expected term (in years)	1	2
Risk free rate	5.260%	4.585%

A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2006	3,000,000	$.03 - $.10	$0.053
Granted /modified	7,250,000	$.03 - $1.00
Exercised
Cancelled	(3,000,000)	$.03 - $.10	$0.053
Expired	(3,000,000)	$.03 - $.10	$0.053

Outstanding at December 31, 2006	4,250,000	$.16 - $1.00	$0.440

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

6.	LEASE COMMITMENT

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for $1,987 per month. The Company is responsible for insuring the premises. Rent expense was approximately $11,922 and $11,046 for the six months ended December 31, 2006 and 2005 respectively.  Remaining payments on the lease are $13,909.

7.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Six months ending December 31,
	2006	2005
Basic and diluted loss per share:
Numerator:
Net loss	$(443,255)	$(237,196)

Denominator:
Basic and diluted weighted average number of common shares outstanding during the period	31,752,111	29,741,677

Basic and diluted loss per share	$(0.014)	$(0.008)

Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

8.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2006 are as follows:

Deferred tax asset

Net operating loss carryforwards	$803,000

Valuation allowance	(803,000)

Net deferred tax asset	$-

At December 31, 2006, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,295,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

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

On June 14, 2006, one day prior to the due date of the unpaid compensation to the Paulus' of $100,000, the Company and the Paulus' agreed to extend the payment until January, 2007 with monthly payments of $25,000 beginning in October, 2006. In addition, there was a $5,000 note payable rolled into the monthly payment plan due January, 2007. In July, 2006 100,000 shares of restricted stock were issued as in exchange for extending the payment. The value of the shares was $6,000 and is included in interest expense for the six month period ended December 31, 2006.

Finally, two of the current officers of the company have agreed to defer a substantial portion of their salaries until such time as it may be paid. As of December 31, 2006, the deferred compensation for these two officers was $ 156,470. Prior to accepting the position as an officer of the company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of December 31, 2006. The deferred compensation charges to operations for the six months ended December 31, 2006 and 2005 was $36,346 and $37,488, respectively.

10.	CONTINGENCIES

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately not be reached, an allowance for bad debts of $235,718 exists. Bad debt expense in the amount of $4,658 and $35,980 was recorded in the statement of operations for the six months ended December 31, 2006 and 2005, respectively.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

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
DECEMBER 31, 2006 AND 2005 AND JUNE 30, 2006

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

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the six months ended December 31, 2006, one customer accounted for approximately 33% of the Company's sales. For the six months ended December 31, 2005, there were four customers that accounted for 29.78% of the Company's sales.

14	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $3,612,108. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

Item 2	Management Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosers About Market Risk

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of 4th quarter, 2006, the Company since commencing operations, has not been profitable on an annual or quarterly basis. The company cannot guarantee that recent quarterly profitability will continue on a quarter by quarter basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

During the first quarter ended September 30, 2005, we hired an outside accounting firm to assist in the timely reconciliation of general ledger accounts, and controls over property and equipment and debt documentation. However, significant deficiencies or material weaknesses in our internal controls related to segregation of incompatible duties and controls over inventory and equity transactions still exist. We have disclosed those significant deficiencies and material weaknesses to our Board of Directors. Additional effort will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the second quarter ended December 31, 2006, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 10-KSB dated June 30, 2006

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 5th, 2006, John D. Hagarty was issued 50,330 shares of restricted stock for professional services valued at $6,000.

On October 5th, 2006, Amy M. Parrish was issued 62,919 shares of restricted stock for professional services valued at $7,500.00

On October 5th, 2006, an accredited investor was issued 67,115 shares of restricted stock for $8,000.

On October 5th, 2006, Robert M. Krug was issued 16,112 shares of restricted stock for professional services valued at $1,611.20

On October 5th, 2006, an accredited investor was issued 5,000 shares of restricted stock for $5,900.

On October 18th, 2006, AllPennyStocks.com was issued 60,000 shares of restricted stock for a deposit for professional services valued at $6,000.

On October 18th, 2006, Stanley Paulus was issued 40,025 shares of restricted stock valued at $5,000 to extend the term of the note he currently holds.

On November 1st, 2006, Stanley Paulus was issued 47,073 shares of restricted stock valued at $5,000 to extend the term of the note he currently holds.

On December 11th, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 11th, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 11th, 2006, an accredited investor was issued 200,000 shares of restricted stock for $20,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 50,000 shares of restricted stock for $5,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 100,000 shares of restricted stock for $10,000.

On December 22nd, 2006, an accredited investor was issued 116,000 shares of restricted stock for $11,600.

On December 22nd, 2006, Robert M. Krug was issued 25,000 shares of restricted stock for professional services valued at $2,500.00

On December 22nd, 2006, Todd Taylor was issued 20,000 shares of restricted stock for professional services valued at $2,000.00

On December 22nd, 2006, Angela M. Wuerker was issued 15,000 shares of restricted stock for professional services valued at $1,500.00

On December 22nd, 2006, Jill M. Wegener was issued 20,000 shares of restricted stock for professional services valued at $2,000.00

On December 22nd, 2006, Richard S. Blades was issued 10,000 shares of restricted stock for professional services valued at $1,000.00

On December 22nd, 2006, John D. Hagarty was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

On December 22nd, 2006, John D. Hagarty was issued 40,000 shares of restricted stock for professional services valued at $4,000.00.

On December 22nd, 2006, Michael L. Wynhoff was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

On December 22nd, 2006, Michael D. Michie was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

On December 22nd, 2006, Mark R. Rauscher was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during this quarter.

Item 5.	Other Information

A group of accredited investors purchased a total of 1,250,000 restricted, rule 144 treasury shares from the company during December of 2006 for a total investment of $125,000. Additionally, the investors have been issued two sets of options to purchase additional restricted shares from the company. The first options, callable on Feb 1, 2007 are for 625,000 restricted, rule 144 treasury shares at 10 cents per share. The second set of options, callable June 15, 2007 are for 625,000 restricted, rule 144 treasury shares at 15 cents per share.

Item 6.	Exhibits

31.1	CEO Certification
31.2	CFO Certification
32.1	CEO 906 Certification
32.2	CFO 906 Certification
99.1	Press release issued December 29, 2006 (filed on Form 8-K on January 3, 2007 and incorporated herein by reference)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: February 20, 2007	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: February 20, 2007	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer

Index of Exhibits

31.1	CEO Certification
31.2	CFO Certification
32.1	CEO 906 Certification
32.2	CFO 906 Certification
99.1	Press release issued December 29, 2006 (filed on Form 8-K on January 3, 2007 and incorporated herein by reference)