Form 10QSB
period 2007-03-31
PACIFIC SANDS INC
filed 2007-05-21
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes     X      No ____

As of May 21, 2007, the Company had 34,319,124.000 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ____   No    X

Item 1	Financial Information

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

We have reviewed the balance sheet of PACIFIC SANDS, INC. as of March 31, 2007 and the related statements of operations for the nine months ended March 31, 2007 and 2006, and the statements of stockholders' equity and cash flows for the nine months ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

/s/ Frank L. Sassetti & Co

May 21, 2007
Oak Park, Illinois

611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708)386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.

BALANCE SHEETS

MARCH 31, 2007 AND JUNE 30, 2006

ASSETS
	March 31,	June 30,
	2007	2006
	(A Review)
CURRENT ASSETS
Cash and cash equivalents	$16,080	$4,977
Trade receivables, net of allowances for doubtful accounts	67,674	112,587
Due from shareholder	500
Inventories	57,419	77,069
Prepaid expenses	8,039	7,212
Total Current Assets	149,712	201,845

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	24,031	10,238
Manufacturing equipment	12,204	12,204
Leasehold improvements	3,035	3,035
Deposit on software costs	15,277	20,269
	54,547	45,746
Less accumulated depreciation	13,273	6,940
Property and Equipment, net	41,274	38,806

OTHER ASSETS
Accounts receivable - other (net of allowance for doubtful accounts of $ 235,718)	-	-
Note Receivable	6,590	-
Security deposits	841	841
Total Other Assets	7,431	841
Total Assets	$198,417	$241,492

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$80,409	$99,795
Current maturities of long-term debt	18,215	9,877
Accrued expenses	98,767	59,691
Deferred compensation	264,280	227,934
Notes payable - other	51,329	61,177
Total Current Liabilities	513,000	458,474

LONG TERM LIABILITIES
Capital leases, less current portion	13,440	22,609
Total Long Term Liabilities	13,440	22,609

STOCKHOLDERS' EQUITY
Common stock	40,878	38,345
Additional paid in capital	3,508,090	3,041,947
Treasury stock, at cost	(132,030)	(151,030)
Accumulated deficit	(3,744,961)	(3,168,853)
Total Stockholders' Deficit	(328,023)	(239,591)
Total Liabilities and Stockholders' Deficit	$198,417	$241,492

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(A Review)	(A Review)	(A Review)	(A Review)

NET SALES	$151,486	$136,805	$377,612	$267,387
COST OF SALES	69,074	57,606	175,797	117,606
GROSS PROFIT	82,412	79,199	201,815	149,781

OPERATING EXPENSES
Selling and administrative expenses	194,318	188,229	554,898	490,638
Stock based compensation for board of directors	8,000		51,160
Stock based compensation related to options		-	134,211	-
Total operating expenses	202,318	188,229	740,269	490,638
LOSS FROM OPERATIONS	(119,906)	(109,030)	(538,454)	(340,857)

OTHER INCOME (EXPENSES)
Interest expense	(13,118)	(2,434)	(37,828)	(5,138)
Loss on disposal of assets	-		-	(2,680)
Miscellaneous income	171	16	174	31
Total Other Income (Expenses)	(12,947)	(2,418)	(37,654)	(7,787)
LOSS BEFORE INCOME TAXES	(132,853)	(111,448)	(576,108)	(348,644)

INCOME TAXES	-	-	-	-
NET LOSS	$(132,853)	$(111,448)	$(576,108)	$(348,644)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.003)	$(0.004)	$(0.015)	$(0.012)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	40,553,922	30,537,094	39,688,438	30,018,273

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

	Common Stock
	Par value - $.001
	50,000,000 shares authorized			Treasury Stock
			Additional Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2005	36,844,298	$36,844	$2,879,170	(7,559,187)	$(151,030)	$(2,858,642)	$(93,658)

Issuance of Common Stock:
For Cash	636,673	637	67,835				68,472
For Options Exercised	-	-	-				-
For Cancellation of Debt							-
For Professional services	656,072	656	50,749				51,405
For Salaries	60,000	60	15,251				15,311

Net loss						(348,644)	(348,644)

Balance at March 31, 2006	38,197,043	$38,197	$3,013,005	(7,559,187)	$(151,030)	$(3,207,286)	$(307,114)

Balance at June 30, 2006	38,344,760	$38,345	$3,041,947	(7,559,187)	$(151,030)	$(3,168,853)	$(239,591)

Issuance of Common Stock:
For Cash	550,000	550	55,350				55,900
For Professional Services	785,141	885	90,987				91,872
In Lieu of Interest Payment	187,098	187	14,523				14,710
For Cancellation of Debt	375,200	375	38,432				38,807
For Salaries	486,112	486	51,690				52,176

Issuance of Treasury Stock:
For Cash			68,000	850,000	17,000		85,000

Exercised Stock options	50,000	50	12,950	100,000	2,000		15,000

Stock based compensation related to options			134,211				134,211

Net loss						(576,108)	(576,108)

Balance at March 31, 2007	40,778,311	$40,878	$3,508,090	(6,609,187)	$(132,030)	$(3,744,961)	$(328,023)

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(576,108)	$(348,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation	6,333	4,726
Loss on disposal of equipment	-	2,680
Deferred compensation	36,346	79,488
Compensation expense on stock options granted	134,211	-
Common shares and rights issued for services and compensation	158,758	66,714
Due from shareholder	(500)
Changes in assets and liabilities -
Trade accounts receivable	44,913	(30,781)
Inventories	19,650	(14,074)
Prepaid expenses	(827)	4,683
Note receivables	(6,590)	59,496
Accounts payable and other current liabilities	19,690	87,990
Net Cash Used in Operating Activities	(164,124)	(87,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(8,801)	(2,704)
Net Cash Used in Investing Activities	(8,801)	(2,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	10,900	68,472
Issuance of treasury stock	125,000
Issuance of notes payable	71,809	75,341
Exercised stock options	20,000
Repayment of notes payable	(43,681)	(49,586)
Net Cash Provided by Financing Activities	184,028	94,227

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	11,103	3,801
CASH AND CASH EQUIVALENTS
Beginning of period	4,977	541
End of period	$16,080	$4,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest	$24,710	$8,769
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of debt to equity	$38,807
Capital Lease Obligations	$6,368	$11,181

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006
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

Interim Financial Statements - The balance sheet as of March 31, 2007 and the statements of operations for the three and nine months ended March 31, 2007 and 2006 and the statements of stockholders' equity and cash flows for the nine months ended March 31, 2007 and 2006, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2007 and the results of operations and cash flows for the nine months ended March 31, 2007 and 2006.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method. Depreciation charges totaled $6,332 and $4,726 during the nine months ended March 31, 2007 and 2006, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred. During the nine months ended March 31, 2007 and 2006, advertising and promotion costs totaled $20,630 and $36,041, respectively.

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
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $243,615 is adequate as of March 31, 2007.

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

2 .	INVENTORIES

Inventories as of March 31, 2007 and June 30, 2006 consisted of the following.

	March 31, 2007	June 30, 2006

Raw materials	$48,814	$49,364

Finished goods	8,605	27,705

	$57,419	$77,069

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006

3.	LONG TERM OBLIGATIONS

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

The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% for any outstanding balance. As of March 31, 2007 the company owes $5,750 with a monthly payment of $144 for accounting and e-commerce servers placed in service in March 2007.

The scheduled maturities are as follows for the years ending March 31,

2008	$18,215
2009	8,533
2010	4,907

4.	NOTES PAYABLE - OTHER

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%. Management intends to restructure its debt. As of March 31, 2007, $14,710 in interest has been converted to equity.

5.	STOCKHOLDERS' EQUITY

On December 22, 2006, under private placement agreements, the Company issued 850,000 shares of treasury stock for $85,000. In addition to these shares the Company issued 625,000 options to these investors at $.10 that expire on May 31, 2007, which are callable by the Company after February 1, 2007 and 625,000 options at $.15 that expire on June 30, 2007, which are callable by the Company after May 1, 2007. Of the 625,000 options that were issued at $.10, 150,000 were exercised and 475,000 were called by the Company as of March 31, 2007. None of the $.15 options were exercised. The remaining 625,000, $.15 options are outstanding as of March 31, 2007. Through May 21, 2007, these options have not been called by the Company.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006

6.	STOCK-BASED COMPENSATION

The Company currently records stock based compensation under SFAS 123 ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified perspective method. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

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

	July 3, 2006	September 28, 2006

Weighted average volatility	116%	161%
Expected dividends	0%	0%
Expected term (in years)	1	2
Risk free rate	5.260%	4.585%

A summary of option activity as of March 31, 2007 and changes during the year then ended is presented below:

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2006	3,000,000	$.03 - $.10	$0.053
Granted /modified	6,000,000	$.03 - $1.00	$0.247
Exercised
Cancelled	(3,000,000)	$.03 - $.10	$0.053
Expired	(3,000,000)	$.03 - $.10	$0.053

Outstanding at March 31, 2007	3,000,000	$.16 - $1.00	$0.440

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006

7.	LEASE COMMITMENT

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for $1,987 per month which then increased to $2,049 in February, 2007. The Company is responsible for insuring the premises. Rent expense was approximately $18,006 and $16,994 for the nine months ended March 31, 2007 and 2006 respectively.

8.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

	Nine months ending March 31,
	2007	2006
Basic and diluted loss per share:
Numerator:
Net loss	$(576,108)	$(348,644)

Denominator:
Basic and diluted weighted average number of common shares outstanding during the period	39,688,436	30,018,273

Basic and diluted loss per share	$0.015	$(0.012)

Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

9.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2007 are as follows:

Deferred tax asset

Net operating loss carryforwards	$850,000

Valuation allowance	(850,000)

Net deferred tax asset	$-

At March 31, 2007 the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,428,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006

10.	RELATED PARTY TRANSACTIONS AND FORGIVENESS OF DEBT

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

On June 14, 2006, one day prior to the due date of the unpaid compensation to the Paulus' of $100,000, the Company and the Paulus' agreed to extend the payment until January, 2007 with monthly payments of $25,000 beginning in October, 2006. In addition, there was a $5,000 note payable rolled into the monthly payment plan due January, 2007. In July, 2006 100,000 shares of restricted stock were issued as in exchange for extending the payment. The value of the shares was $6,000 and is included in interest expense for the six month period ended December 31, 2006

Subsequent to December 31, 2006, management has decided to commence negotiation with the Paulus' to reduce or eliminate the debt. Current management cites certain nonperformance issues on the part of the Paulus' at the time that they were officers and board members of the Company.

Additonally, two of the current officers of the company have agreed to defer a substantial portion of their salaries until such time as it may be paid. As of March 31, 2007, the deferred compensation for these two officers was $ 156,470. Prior to accepting the position as an officer of the company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of March 31, 2007. The deferred compensation charges to operations for the nine months ended March 31, 2007 and 2006 was $36,346 and $79,488, respectively.

Finally, a relative of the CFO, received 25,000 shares of stock, with a value of $2,500, for consulting services provided to the Company during the quarter ended September 30, 2006. This tranaction is believed to be at arm's length and is not significant to the financial position or results of operations of the Company.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 2007 AND 2006 AND JUNE 30, 2006

11.	RECENT PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN48").  Fin 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  A Company must determine wether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statement.

This interpretation is effective for the fiscal years beginning after December 15, 2006.  Earlier application of the provisions of this interpretation is interim financial statement, in the period this interpretation is adopted.  The provisions of FIN 48 are not expected to have a material affect on the company's consolidated financial statements.

In March 2006, the FASB issued SFAS N. 156, "Accounting for Serviceing of Financial Assets." which provides an approach to simplify efforsts to obtain hedge-like (offset) accounting.  This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities.

The Statement (1) requires an entity to recognize a servicing asset of servicing liability each time it undertakes an obligation to service a financial assest by entering into a servicing contract in certian situations:  (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable:  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class or separately recognized servicing assests or servicing liabilities:  (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities:  (5) requires separate presentation of servicint assest and servicing liabilities subsequently measured a fair value in the balance sheet and additional disclosure for all separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The Statements also describes the manner in which it should be initially applied.  The provisions of the SFAS No. 156 are not expected to affect the Company's financial statements.

12.	DISPUTED PAYABLES WRITTEN OFF

During the fiscal year ended June 30, 2004, the Company accrued professional fees for services. During the fiscal year ended June 30, 2005, the Company threatened to sue the vendor for dispute of services performed if they pursued this debt and after sending repeated letters to resolve the matter and not having any response for over two years, management has decided to write off the disputed amount and has reflected this in the quarter ended June 30, 2006 statement of operations.

13.	CONTINGENCIES

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements. The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications. Accordingly, management intends to vigorously pursue the outstanding receivable. Since counsel suggests that this amount cannot be collected without incurring some legal costs and that there is the potential that a settlement could ultimately not be reached, an allowance for bad debts of $235,718 exists. Bad debt expense in the amount of $62,226 was recorded in the statement of operations for the nine months ended March 31, 2006 related to this receivable.

The Company received notice on May 3, 2007 that a lawsuit had been filed against the Company in US District Court, Eastern District of California by the Company's former CEO, Stanley Paulus. The lawsuit demands payment of $105,000 plus penalties and legal fees for a note that was issued in June of 2006. The note was based on deferred salaries accrued for Mr. Paulus during his tenure as CEO of the Company. The Company has retained legal counsel in Fresno, California to vigorously dispute this matter and take whatever counter actions may be necessary in the best interest the Company.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 AND JUNE 30, 2006

14.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market. For the nine months ended March 31, 2007, one customer accounted for approximately 20% of the Company's sales. For the nine months ended March 31, 2006, one customer accounted for approximately 16.7% of the Company's sales.

15.	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2007, the Company had incurred cumulative losses of $3,744,961. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing, and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operation

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

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, and the sale of rule 144 stocks through private placement. The company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three and nine months ending March 31, 2007 compared to the three and nine months ending March 31, 2006.

For the three months ending March 31, 2007 net sales were $151,486, an increase of 10.7% over $ 136,805 in sales booked for the same period in 2006.  For the nine months ending March 31, 2007 net sales were $377,612, an increase of 41% over $ 267,387 in sales booked for the same period in 2006.

The increase in sales is attributable to a number of factors including more retail outlets carrying the ecoONE® spa treatment products, increased direct Internet retail sales and an OEM contract with a major spa manufacturer which includes privately branded ecoONE® starter kits with their new spas sold. Anticipated growth rate was slowed somewhat in the third quarter due to two major customers delaying early stocking orders.

Gross profits for the current quarter ending March 31, 2007 were $ 82,412 compared to $ 79,199 an increase of 4% over the same period the previous fiscal year. Gross profits for the nine months ending March 31, 2007 were $201,815 compared to $149,781 an increase of 34.7% over the same period the previous fiscal year.

For the three months ending March 31, 2007, selling and general administrative expenses were $194,318 up 3.2%% compared to $188,229 for the three months ending March 31, 2006. For the nine months ending March 31, 2007, selling and general administrative expenses were $554,898, up 13% compared to $490,638 for the nine months ending March 31, 2006.

For the three months ending March 31, 2007, total operating expenses were $202,318 up 7.5% compared to $ 188,229 for the three months ending March 31, 2006. For the nine months ending March 31, 2007, total operating expenses were $740,269, up 51% compared to $490,638 for the nine months ending March 31, 2006. The nine month figure includes $51,160 of restricted stock issued to members of the board of directors in return for their agreeing to allow 'in the money options' to expire and board member compensation. The nine-month figure also includes $134,211 for options to purchase Rule 144 restricted common stock issued to management and board members for prices ranging between $.16 and $1.00 per share. (see - Stock Based Compensation)

Loss from operations for the three months ending March 31, 2007 was $119,906 compared to $109,030 for the same period the previous fiscal year. Loss from operations for the nine months ending March 31, 2007 was $538,454 compared to $340,857 for the same period the previous fiscal year, the increase largely due to the above-mentioned options.

The company incurred a net loss of $ 132,853 for the three months ending March 31, 2007 compared to $111,448 for the same period the previous fiscal year. The company incurred a net loss of $ 576,108 for the nine months ending March 31, 2007 compared to $ 348,644 for the same period the previous fiscal year.

The company currently has no income tax liabilities.

***************************

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the company is positioned for sales growth but will require additional funding to continue operations and expansion. The company's ability to achieve its objectives is dependent on its ability to continue to sustain and enhance its current revenue stream and to continue to raise funds through loans, credit and the private placement of securities until such time as the company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries and the sale of rule 144 stock through private placement. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

Cash and cash equivalents totaled $16,080 on March 31, 2007 versus $4,977 on June 30, 2006.

Total current assets as of March 31, 2007 were $149,712 compared to $201,845 on June 30, 2006. Of the current assets, the company had $67,674 in trade receivables on March 31, 2007 versus $112,587 in trade receivables on June 30, 2006 and $57,419 in inventories versus $77,069 in inventories on June 30, 2006. The reduction in trade receivables is partially a reflection of a more aggressive collection stance taken on the part of the company. Additionally, the company experienced a sharp surge in sales in the latter part of the fourth quarter of fiscal 2006 with accounts receivable carrying over into the first quarter.

Total assets were $198,417 on March 31, 2007 versus $241,492 on June 30, 2006. The reduction in total assets is roughly commensurate with reduction in accounts receivable and inventory.

At the end of the period ending March 31, 2007 Accounts receivable had a balance of $67,674 and total current liabilities were $507,462.

Included in Total Current Liabilities is $264,280 in deferred compensation.

Deferred Compensation includes combined salaries of $159,280 owed to Company CEO, Michael Wynhoff and CFO Michael Michie who deferred substantial portions of their salaries for fiscal years 2005, 2006 and 2007. Mr. Wynhoff and Mr. Michie continue to defer these past-due salaries until the company is in a position to pay.

Current liabilities also reflects $105,000 which had been booked as deferred salary to former CEO Stanley Paulus and was converted to a note in June of 2006. This balance is currently being disputed by the company primarily for Mr. Paulus failure to disclose certain transactions as compensation during his tenure as CEO and other significant issues. Mr. Paulus has filed suit to collect and, as of May 17, 2007, the matter remained unresolved.

Net cash used in operations was $164,124 for the nine months ending March 31, 2007 compared to $87,722 for the same period of the previous fiscal year.

Net cash provided by financing activities was $184,028 for the nine month period ending March 31, 2007, compared to $94,227 for the same period the previous fiscal year.

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

The company presently employees six full time and three part time employees.

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

Because of inherent limitations of internal control, errors or fraud may nevertheless occur and not be detected. Also, projection of any evaluation of the internal control to future periods is subject to the risk that internal control may become inadequate because of changes in conditions or that the degree of compliance may deteriorate. Sassetti noted the following significant deficiencies that they believe to be material weaknesses: (i) Improve segregation of incompatible accounting department duties, (ii) Improve maintenance of accounting records by implementing the use of an accounting software system and (iii) Implement a Corporate Code of Conduct.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the third quarter ended March 31, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

There is a law suit filed against the Company by former CEO, Stanley Paulus for $105,000 plus attorney files and court costs, which was reported on Form 8-K, dated May 10, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 10th, 2007, S. John May was issued 42,500 shares of restricted stock for professional services valued at $4,250.00.

On March 9th, 2007, Marc Paul Hujik was issued 42,500 shares of restricted stock for professional services valued at $4,250.00.

On March 9th, 2007, Andrew J. Barwicki was issued 70,000 shares of restricted stock for professional services valued at $7,000.00.

On March 9th, 2007, an accredited investor excersised option of 100,000 shares of Treasury stock for $10,000.

On March 9th, 2007, an accredited investor purchased 50,000 shares of restricted stock and excersised 50,000 options for $10,000.

On March 9th, 2007, The Sondra Blake Living Trust was issued 100,000 shares of restricted stock for professional services valued at $10,000.00.

On March 9th, 2007, John D. Hagarty was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

On March 9th, 2007, John D. Hagarty was issued 40,000 shares of restricted stock for professional services valued at $4,000.00.

On March 9th, 2007, Michael L. Wynhoff was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

On March 9th, 2007, Michael D. Michie was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

On March 9th, 2007, Mark R. Rauscher was granted 20,000 shares of restricted stock as a stipend for BOD duties valued at 2,000.00

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during this quarter.

Item 5.	Other Information

Item 6.	Exhibits

31.1	CEO Certification

31.2	CFO Certification

32.1	CEO 906 Certification

32.2	CFO 906 Certification

Reference 8K issued on 5/10/07

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: May 21, 2007	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: May 21, 2007	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer

Index of Exhibits

31.1	CEO Certification

31.2	CFO Certification

32.1	CEO 906 Certification

32.2	CFO 906 Certification