Form 10KSB
period 2007-06-30
PACIFIC SANDS INC
filed 2007-10-12
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐  No ☒

State issuer’s revenues for fiscal year 2007: $596,774

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 11, 2007, the aggregate market value of common equity held by non-affiliates was $4,123,334.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 11, 2007 there were 34,361,124 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

TABLE OF CONTENTS

PART I

Item 1.	Description of Business.	3
Item 2.	Description of Property.	9
Item 3.	Legal Proceedings.	10
Item 4.	Submission of Matters to a Vote of Security Holders.	10

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.	11
Item 6.	Management s Discussion and Plan of Operation.	12
Item 7.	Financial Statements.	16
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	34

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)	35
Item 10.	Executive Compensation.	36
Item 11.	Security Ownership of Certain Beneficial Owners and Management.	37
Item 12.	Certain Relationships and Related Transactions.	37
Item 13.	Exhibits.	37
Item 14.	Principal Accountant Fees and Services.	37
Signatures		38

EX-31.1 (EXHIBIT 31.1)

EX-31.2 (EXHIBIT 31.2)

EX-32.1 (EXHIBIT 32.1)

EX-32.2 (EXHIBIT 32.2)

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

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website at www.pacificsands.biz free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.pacificsands.biz. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1. Description of Business.

The Company:
Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies" and “ecoONE.biz.”

Pacific Sands develops, manufactures, markets and sells a range of non-toxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water installation maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (non-toxic household and industrial) and pet care.

The Company has a mature, actively marketed product line known as the ecoONE® Spa Treatment system as well as ecoONE® Pool Conditioner and the Pacific Sands All-Purpose Hose Filter. Pacific Sands is also the master distributor for Rain Forest Blue, an EPA Registered chlorine and bromine free, non-irritating, odor free, bacteride/algaecide alternative for the treatment of pool water.

Products and Product Lines:
At its heart, Pacific Sands, Inc. (Natural Water Technologies) is an environmental products Company. Our core product philosophy revolves around the development, manufacture and sale of industry-unique, nontoxic and/or 'less-toxic' solutions for consumer and commercial use. Our primary focal points in product development revolve around the reduction and/or elimination of  hazards to the user and overall safety for the environment, pets and people with particular emphasis on child-safety.

Our ecoONE® and e2-elemental earth(TM) cleaning product lines, developed by board member and former SC Johnson and Son lead research chemist Dr. Jack Hagarty, are specifically designed to reduce chemical exposure to children and pets. These innovative home cleaning products are Earth-friendly while still delivering the same expected efficacy of a typical consumer product. Our cleaning product lines are all chlorine and ammonia free.

In addition to our ecoONE®, ONE and e2-elemental earth, environment, health, and kid-friendly  consumer product lines, we also develop and manufacture custom blended and/or labeled lines for co-brand and OEM distribution and sale.

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

Management believes that the Company's product offerings have a strong competitive edge in the pool and spa marketplace as well as the rapidly expanding environment and health-friendly products mark. Our product lines satisfy the environment and health conscious consumer's primary needs in that they combine a high level of efficacy with earth and health safety considerations.

The Company's current product line includes the following offerings:
ecoONE® Spa Treatment System:
The ecoONE® Spa Treatment System consists of a number of products designed to simplify maintenance and reduce the overall chemical load of consumer hot tub and spas. The system is designed to be used in conjunction with most conventional sanitizers and is particularly effective with the company's newly introduced ONEShock product.

In response to customer requests, in fiscal year 2007, the Company added 2 new offerings to its ecoONE® Spa line: JetONE and FilterONE. JetONE is a fast-acting whirlpool and hot tub / spa plumbing cleanser that quickly clears internal plumbing and equipment of buildup of chemical and biofilm deposits. FilterONE is an economical, fast-acting, pool and spa cartridge filter cleanser. These products are unique to the industry as they are the only ones of their kind known that do not cause foaming and leave no harmful chemical residue either in waste water or pool and spa water.

The Company also received primary national EPA registration in FY 2007 for its ONEShock product. ONEShock completes the ecoONE Spa Treatment System by providing a safer to use, proven sanitizer / shock combo in convenient to use, single dose dissolving packets. ONEShock delivers powerful water sanitation to spas without the risk and dangers of exposure to powdered or liquid sanitizers. The Company will begin sales of its ONEShock product on a state by state basis in fiscal 2008.

EcoONE® Pool Conditioner: ecoONE® Pool Conditioner is a nontoxic additive that reduces pool maintenance by helping to maintain water clarity, pH and alkalinity using natural ingredients. ecoONE® Pool Conditioner is compatible with most conventional sanitizer systems. The Company generally markets the product in conjunction with Rain Forest Blue(TM) Bactericide / Algaecide.

EcoONE® Nontoxic Household Cleaning Products: The line includes ecoONE® Multi-Purpose Cleaner, ecoONE® Kitchen and Bath, ecoONE® Spot and Stain Remover, ecoONE® Glass and Window Cleaner, ecoONE® Carpet Shampoo and ecoONE® Baby's Nursery Spray, a specialty product specifically designed to be used on toys and in a nursery and or child's playroom environment without leaving behind any dangerous chemical residue. The products are also sold in various kit configurations for different whole-house solutions. This line is also mirrored in the Company's upcoming 'premium labeled' e2-elemental earth product line.

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

Pacific Sands also acts as a master distributor for Rain Forest Blue Bactericide / Algaecide for Pools. This unique, halogen (chlorine/bromine)-free product is one of the only EPA registered bactericide / algaecide combination products available on the market.

In fiscal year 2007, the Company achieved approximately 35% of its sales through OEM spa product sales, 25% through wholesale spa product sales, 19% through direct retail of its entire product line, 19% in pool product sales and 10% in nontoxic household cleaning and gardening products.

Industries and Markets:
Pool and Spa Products:
During fiscal year 2007, the Company realized the majority of its sales in the pool and spa chemical market.

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

Nontoxic Cleaning Products:
The market demand for cleaning and household products that are safer for the environment and health, particularly the health of children is on the rise. Pacific Sands household cleaning products fill an important niche in the overall household cleaning products marketplace and are designed specifically to be a safer cleaning alternative in households with children and pets.

Marketing and Sales:
The Company markets and sells its product lines directly over the Internet and through pool, spa, hardware, and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. Our products are also sold through numerous popular  pool and spa websites including www.poolandspa.com, www.waterwarehouse.com

Representative Sales Venues:

Direct Internet Sales: Despite the rapid expansion of the Company’s customer and dealer base for the ecoONE® pool and spa products, much of the Company’s potential customer base in the U.S. still does not have direct access to 'brick and mortar' retail outlets carrying the products. Consequently, the Company sells direct to consumers via phone sales and internet orders through its numerous websites including www.pacificsands.biz and www.ecoone.biz. Direct sales have not only helped to add to the Company’s customer base but have led to the establishment of numerous dealers and distributors through a combination of customer recommendations and broad internet presence. Additionally, the ability to sell directly adds to the Company's gross profits, facilitating a pricing structure that is very attractive to dealers and distributors.

Pool and Spa Retail Stores: Pacific Sands pool and spa products are sold through numerous pool and spa retail stores throughout the U.S., Canada and overseas. These stores are generally smaller, privately held businesses run by pool and spa professionals who are educated in water chemistry and chemical sales. Retail store either buy their ecoONE products directly, through www.ecoONE.biz or through one of our many distribution outlets.

Distribution: Pacific Sands ecoONE pool and spa products are now distributed by major US and overseas distributors including SCP Pool Corp, Hawkeye Manufacturing, California Specialty Distributors, CDI, and Baystate Pool Supply among others. California Specialty Distributors also acts as one of the Company's European distribution centers.

OEM and Manufacturer Sales: Pacific Sands has OEM and sales / distribution agreements with two major US Spa Manufacturers and two smaller specialty spa manufacturers. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas, also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company.

A custom version of our ecoONE® spa treatment system is also sold through an OEM private label arrangement with another major US Spa manufacturer. The Company has a standing, recurring order for products which ship approximately every 20 days. This OEM product sales arrangement accounted for a substantial portion of Pacific Sands revenues in 2007.

Marketing Strategy:
The Company uses a “demand side” marketing strategy that was developed by current management in late 2004 as part of a market saturation plan to establish the ecoONE® spa treatment products as the leader in alternative spa treatment systems. Since the management transition of June of 2004, the careful implementation of this long term strategy has dramatically increased the customer, retail and distribution demand for the products with sales increasing from $61,000 in FY 2004 to nearly $600,000 in fiscal year 2007.

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

Competition:
Pacific Sands is one of many companies that manufacture, market and sell pool, spa, cleaning and filtration products. The Company’s products account for a small percentage of any of those markets. Management believes that through continued aggressive marketing, the Company’s products can compete in these markets as evidenced by the rapid growth of our pool and spa product lines.

Pacific Sands formulations were and are developed in-house and use proprietary blends of natural and safely synthesized compounds. Pacific Sands has a research chemist (Dr. Jack Hagarty) on staff, who oversees and conducts new product research and development.

ecoONE® is a registered trademark of Pacific Sands, Inc.

Manufacturing:
Pacific Sands formulates, manufactures and fills its liquid products in the Company's manufacturing and warehousing facility in Racine, WI. The facility is sufficient to meet current and anticipated demand for products for the foreseeable future. The Company utilizes a modular liquid filling line that can be expanded at relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has preemptive arrangements with regional liquid and powder bottling facilities in the event that demand for our products far exceeds the Company's manufacturing capacity.

Since establishing its filling line, the Company has not had any substantial delay in production, resulting in delayed product delivery. The Company uses outside vendors and manufacturers for its filtration products, EPA regulated and promotional materials and has, on occasion experienced delays only as a result of vendor delays.

As of June 30, 2007, the Company had 6 full time (two of whom are officers of the Company) and 3 part time employees and numerous consultants and sales representatives who are not considered to be employees of the Company.

Recent Events:

In September of 2007, Pacific Sands welcomed  Robert Vineyard as National Sales Manager. Mr. Vineyard brings over 20 years' experience in customer service and customer-focused selling. His 13 years' experience in channel driven distribution sales and marketing positions provides Pacific Sands with additional expertise for gaining and servicing large accounts.

In June of 2007, Splash Spas, Ltd, a UK based European master distributor of spas and spa systems, became our first international ecoONE® preferred distributor. Splash Spas has integrated ecoONE products into their web portal, www.splashspas.co.uk, and is actively soliciting UK and European based dealers for ecoONE to extend their efforts as part of a broad channel covering European country markets.

In April of 2007, the Company introduced its “CustomerONE” (now called “PartnerONE”) program. PartnerONE qualified hot tub spa manufacturers enjoy simplified logistics, a responsive and agile supply chain, and premier access to Pacific Sands' technical support services for use in consulting with customers on water chemistry issues and needs.

PartnerONE Qualified Manufacturer Program benefits include:
-Automated revenue and commission tracking via Pacific Sands' Enterprise Management system.
-Drop-ship product distribution to dealer network.
-Reduced post-sale customer support.
-Enhanced initial customer satisfaction with a simple, safe and effective, low-chem startup solution.
-Self-renewing revenues

In April of 2007, the Company installed and implemented the Everest Advanced Enterprise Management System. Everest Advanced is an award-winning, fully integrated business-management solution that will enable the Company to achieve greater flexibility, control, and accuracy in all key operational areas of its business. Everest completely automates and integrates all key business components including e-commerce, accounting, inventory control, marketing ROI, shipping / receiving and customer resource management. The completed installation represented  the culmination of a year-long technology integration project aimed at enhancing and streamlining the Company's expanding sales initiatives.

In March of 2007, the Environmental Protection Agency (EPA) granted the company's 'ONE Shock(TM)' a sanitizer master label registration. The Company did not receive any revenues from the product in fiscal year 2007 as it was in the manufacturing and marketing ramp up process until July of 2007. The company received its first shipment of ONEShock from its EPA regulated partner facility in September of 2007 and has since commenced marketing and sales of that product.

In December of 2006, the Company received funding from a group of local investors. The individuals purchased a total of 1,250,000 restricted, rule 144 treasury shares from the Company during December of 2006 for a total investment of $125,000. Additionally, the investors were issued two sets of options to purchase additional restricted shares from the Company. The first options, callable on Feb. 1, 2007, were for 625,000 restricted, rule 144 treasury shares at 10 cents per share. The second set of options, callable June 15, 2007, was for 625,000 restricted, rule 144 treasury shares at 15 cents per share. Of the options issued, 150,000 of the $0.10 per share options were exercised prior to expiration.  At June 30, 2007 all unexercised options issued to the investors expired.

In August of 2006 the Company welcomed Robert Krug to its full time staff as Marketing Director. Mr. Krug's marketing and communications career spans more than 22 years with 12 of the most recent years at Unilever North America.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the most recent quarter (4th quarter, 2007) and 4th quarter of fiscal year 2006, the Company, since commencing operations, has not been profitable on an annual or quarterly basis. The Company cannot guarantee that recent quarterly profitability will continue on a quarter by quarter basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
The company's present plans require an amount of expenditure and working capital. In the future the Company will likely require financing in addition to the cash generated from operations to fund planned growth. If additional resources are unavailable, the Company may be unable to grow according to its present plan.

GOING CONCERN:
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2007, relating to our ability to continue as a going concern. We cannot assure investors that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

Our ability to achieve sustained profitability will depend on a number of factors, including, but not limited to the following:
- price, volume and fiscal placement of sales.
- fluctuating margins, which may be affected by the sales mix between distribution, wholesale and retail sales.
- regulatory approvals for sale of products that contain claims or ingredients regulated by the EPA or other federal or state agencies
- ability to acquire or develop additional products, technology or companies

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

There is currently only a limited public market for the Company’s common stock, which is listed on the NASDAQ OTCBB Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.

Item 2. Description of Property.

The Company leases office space on a month-to-month basis for their principal executive offices, manufacturing and warehouse facility and owns no property.

Item 3. Legal Proceedings.

The Company is currently being sued by former CEO, Stanley Paulus for failure to pay a $105,000 note which was based on back salary which was accrued on the books of the Company during his tenure as CEO of the Company. On June 7, 2007, the Company filed a counter-complaint specifying certain allegations against Mr.  Paulus.  One June 27, 2007, Mr. Paulus filed a motion to dismiss the Company's counter-complaint.  On August 12, 2007, the Court denied Mr. Paulus' motion to dismiss, but did order the Company to amend its counter-complaint which the Company did and filed on September 12, 2007.  Mr. Paulus has until October 15, 2007 to respond to the amended counter-complaint.

As of October 11, 2007, this matter was unresolved.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Security Holders during the quarter ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2007 and fiscal 2006, all as reported on the NASDAQ OTC Bulletin Board.

Quarter End	High	Low
September 30, 2005	0.18	0.082
December 31, 2005	0.165	0.063
March 31, 2006	0.265	0.08
June 30, 2006	0.28	0.11
September 30, 2006	0.155	0.10
December 31, 2006	0.16	0.11
March 31, 2007	0.14	0.10
June 30, 2007	0.125	0.075

As of June 30, 2007, there were approximately 760 Holders.

The Company has never declared a cash dividend.

Transactions involving the Company’s securities during the fiscal year ended June 30, 2007 are summarized below.

-	Issued 600,000 shares of restricted common stock and 950,000 common treasury shares for cash totaling $155,900.

-	Issued 470,000 shares of restricted common stock for salaries and other compensation at a total value of $52,160.

-	Issued 951,252 shares of restricted common stock for $96,886 in professional fees and services.

-	Issued 400,129 shares of restricted common stock to settle notes payable in the amount of $41,300.

-	Issued 204,170 shares of restricted common stock in lieu of interest payments and finance charges in the amount of $16,417.

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

Through the combination of increasing sales and gross profits surpassing the measured increases in selling and administrative expenses, the Company realized a quarterly net profit in the 4th quarter of fiscal 2007 for the second consecutive year.

Results of Operations for Fiscal Year 2007 compared to Fiscal Year 2006

Results of operations for the fiscal year ending June 30, 2007 compared to the fiscal year ending June 30, 2006

Revenues and Gross Profit

For the fiscal year ending June 30, 2007, the Company’s net sales were $596,774, an increase of 37.5% over $433,918 of net sales recorded in fiscal year 2006. The increase in sales is attributable to a number of factors including a significantly higher number of retail outlets carrying the ecoONE® spa treatment products, increased direct Internet retail sales, and a continuing private label product manufacturing and sales agreement with a major U.S. spa manufacturer.

Gross profit for the fiscal year ending June 30, 2007 of $366,050 is up 46% compared to $250,737 for the previous fiscal year. Gross profit percentage in fiscal 2007 increased to 61.3% compared to 57.8% in fiscal 2006. The increase in gross profit percentage is due to a combination of factors including a continuing and consistent increase in overall sales resulting in better pricing from our component vendors and improved production efficiencies, standards and processes.

Net sales of $596,744 included sales during the fourth quarter of $219,162, a quarter in which the Company achieved quarterly profitability with net sales up 31.6% from $166,531 for the same period during the fiscal year ended June 30, 2006. Increases in direct internet retail sales, sales to retail outlets, distribution outlets and OEM manufacturers all contributed to the overall increase in sales during the final fiscal quarter.

The growth reflected in fourth quarter sales represents the 12th consecutive period of quarter over same quarter sales growth since the Company experienced a complete management transition in June 2004. As anticipated in FY 2006's 10-KSB annual report, annual sales did concentrate in the 3rd and 4th fiscal quarters due to the seasonal nature of the pool and spa industry.

Management anticipates revenues will again concentrate in 3rd and 4th quarters of fiscal 2008. Management does not anticipate that the concentration will be as substantial as last fiscal year due to ongoing delivery contracts with our OEM partners and new marketing and sales initiatives designed to extend the selling season for the Company. Additionally, management is dedicating a renewed sales and marketing focus on the introduction of new lines of consumer cleaning, gardening and other nontoxic, alternative products as well as commercial cleaning and spa/pool treatment products.

Operating Expenses

For the fiscal years ending June 30, 2007 and 2006, selling and general administrative expenses were $876,016 and $582,123, respectively.  The increase is due in large part to stock based compensation of $134,211 related to stock options granted to the Company’s executives. An additional $51,160 of compensation expense was recorded for restricted stock issued to the Company’s Board of Directors.  The Company did not record any stock based compensation expense in the fiscal year ended June 30, 2006.

Legal, accounting and professional fees increased from approximately $134,000 to $202,000 for the fiscal years ended June 30 2006 and 2007, respectively.  The increase in legal and accounting fees is attributable in part to expenses incurred with amended SEC filings and the private placement of common stock that occurred in December 2006. Professional fees include amounts expensed for consultants assisting the Company with investor relations and fund raising activities. The Company has been increasingly aggressive in its efforts to raise additional capital. The Company issued approximately $97,000 in common stock for payment of professional fees during the year ended June 30, 2007 as compared to $61,000 during fiscal 2006.

Other Income/Expense

Interest expense for the fiscal year ended June 30, 2007 was $41,145 compared $9,119 for the fiscal year ended June 30, 2006. The increase reflects additional borrowings by the Company from shareholders and related parties.  During the fiscal year ended June 30, 2007, the Company received $122,611 in additional borrowings as compared to $84,141 in fiscal 2006.  During the fiscal year ended June 30, 2007, the Company settled $41,300 of notes payable and $1,707 in related interest by issuing common stock to the note holders.  For the year ended June 30, 2006 the Company had total net other income of $21,175 which included the write off of a disputed payable in the amount of $39,915 and a loss on debt restructuring of $7,810.

Net Loss

The Company experienced a loss from operations of $509,966 up 35% compared to $331,386 for fiscal year 2006.   The Company's net loss for fiscal year 2007 was $551,097, or $0.017, per share compared to $ 310,211, or $0.010 per share, for fiscal 2006. The increase in losses was primarily due to non-cash expenses most notably the stock based compensation in the form of options issued to employees and directors of the Company. While options in OTC stocks have no actual cash market value, the adoption of SFAS 123(R) during fiscal 2006 requires the Company to measure the options using a fair market value methodology. The Company used the Black-Sholes method which utilizes, among other variables, stock price volatility to arrive at the underlying fair value of the option at the date of grant. The Black-Sholes calculation resulted in approximately $134,000 of stock based compensation expenses for the year.  In addition, a portion of net loss increases was also attributable to higher accounting and legal fees incurred during the current fiscal year.

Liquidity and Capital Resources

At the end of fiscal year ended June 30, 2007, the Company had $228,833 of current assets compared to $201,845 in current assets for fiscal year 2006. Total assets for fiscal year 2007 were $268,318 compared to $241,492 for fiscal year 2006.

Cash and cash equivalents totaled $13,969 on June 30, 2007 versus $4,977 on June 30, 2006.

Net cash used in operating activities in fiscal 2007 increased to $155,400 from $96,403 in 2006.  In addition to the larger net loss, the increase, in part, is attributable to a decrease in the amount of salary deferred by the Company’s two top executive officers.  In 2007, $43,446 was deferred as compared to $98,739 during fiscal 2006.

Net cash used in investing activities increased from $1,429 in fiscal 2006 to $14,983 due primarily to capital asset additions of $14,715 which included new computer hardware to support the Company’s e-commerce activities and new accounting software.

Net cash provided by financing activities was $179,375 and $102,268 for the fiscal years ended June 30, 2007 and 2006, respectively.  In fiscal 2007, the Company raised $155,900 by issuing common stock, including treasury shares, as compared to $83,972 in 2006. Additionally, the Company received $122,611 through advances and notes payable in 2007 compared to $84,141 in fiscal 2006

Accounts receivable was $98,649 at June 30, 2007 and $112,587 at June 30, 2006. Despite significantly higher sales during the fourth quarter of fiscal 2007 compared to fiscal 2006, the accounts receivable balance was lower at June 30, 2007. This appears to be due in large part to better collection efforts on the part of the Company and/or customers paying more promptly. As of June 30, 2007 nearly 72% of the total accounts receivable balance was less than thirty-days (30) past due, as compared to only 60% at June 30, 2006.

Inventory at June 30, 2007 of $93,257 is 21% higher than the June 30, 2006 balance of $77,069. Inventory levels are higher to meet greater demand. Fourth quarter sales in fiscal 2007 increased 31.6% over the same period in fiscal 2006 ($219,162 vs. $166,531).

Current liabilities increased at June 30, 2007 to $550,409 compared to $458,474. Increases in the deferred compensation liability of $27,596 and accrued expenses of $47,146 contributed to the overall increase.  Accrued expenses include accrued accounting and professional fees as well as payroll tax liabilities. Current maturities of long-term debt also increased, $17,192 at June 30, 2007 and $9,877 at June 30, 2006. A Dell line of credit and new capital lease for computer equipment explain the majority of the increase.

In fiscal year 2007, Pacific Sands issued a total of 1,550,000 of common shares for cash totaling $155,900.  This included 950,000 treasury shares. Salaries and professional services amounting to $289,946 during the current fiscal year were paid by the Company issuing 1,421,252 of restricted common shares.  Additionally, the Company issued 400,129 shares of common stock to satisfy $41,300 in notes payable and issued 204,170 shares as payment for accrued interest and finance charges.

In July 2007, the Company executed a promissory note pursuant to a business line of credit with JP Morgan Chase Bank NA. Under the terms of the agreement the Company may borrow up to $100,000 against the line of credit. Interest accrues at the prime rate plus 1.5%.  The Company intends to use the line of credit to satisfy debt and fund current operations.

Funding For Fiscal 2008 Expansion and Growth:
In order to maintain a balance between a conservative approach to dilution of the capital structure of the Company with the Company's need to fund continued growth and fund operations, Management has attempted to balance fiscal responsibility with sales growth and funding using the sale of restricted stock on an as-needed basis. The result has been approximately 25% dilution to the Company's overall capital structure over the past three years of operation compared to nearly 600% increase in sales. Management believes that the Company is well positioned for continued expansion in its sales growth and will require additional funding to bring the Company to the next level.

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

In July 2007, the Company executed a promissory note pursuant to a business line of credit with JP Morgan Chase Bank NA. Under the terms of the agreement the Company may borrow up to $100,000 against the line of credit. Interest accrues at the prime rate plus 1.5%.  The Company intends to use the line of credit to satisfy debt and fund current operations.

Although management intends to continue to finance the Company’s growth in large part through the sale of restricted securities and debt financing, there is no assurance that Pacific Sands will be successful in obtaining additional working capital.  The Company’s failure to raise adequate working capital may jeopardize its plans for growth.

Item 7. Financial Statements.

PACIFIC SANDS, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17

FINANCIAL STATEMENTS

Balance Sheet	18

Statements of Operations	19

Statements of Stockholders' Equity	20

Statements of Cash Flows	21 - 22

Notes to Financial Statements	23 - 33

Frank L. Sassetti & Co.

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pacific Sands, Inc. as of June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's abilty to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Frank L. Sassetti & Co.

October 11, 2007
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.

BALANCE SHEET

JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,969
Trade receivables, net of allowances for doubtful accounts of $10,323	98,649
Inventories	93,257
Prepaid expenses	17,092
Other current assets	5,866

Total Current Assets	228,833

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	24,953
Manufacturing equipment	12,204
Leasehold improvements	3,035
Computer software	15,277
55,469
Less accumulated depreciation	17,093

Property and Equipment, net	38,376

OTHER ASSETS
Security deposits	1,109

Total Assets	$268,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$108,077
Current maturities of long-term obligations	17,192
Accrued expenses	106,837
Deferred compensation	255,530
Notes payable - other	62,773

Total Current Liabilities	550,409

COMMITMENTS AND CONTINGENCIES	-

LONG TERM LIABILITIES
Capital leases, less current portion	11,723

STOCKHOLDERS' DEFICIT
Common stock (50,000,000 shares authorized, 40,970,311 shares issued and 34,361,124 shares outstanding)	40,970
Additional paid in capital	3,517,196
Treasury stock, at cost	(132,030)
Accumulated deficit	(3,719,950)

Total Stockholders' Equity	(293,814)

Total Liabilities and Stockholders' Equity	$268,318

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

NET SALES	$596,774	$433,918

COST OF SALES	230,724	183,181

GROSS PROFIT	366,050	250,737

SELLING AND ADMINISTRATIVE EXPENSES	876,016	582,123

LOSS FROM OPERATIONS	(509,966)	(331,386)

OTHER INCOME (EXPENSES)
Interest expense	(41,545)	(9,119)
Loss on restructuring of related party debt	-	(7,810)
Disputed payables written off	-	39,915
Loss on disposal of assets	-	(1,843)
Miscellaneous income	414	32

Total Other Income (Expense)	(41,131)	21,175

LOSS BEFORE INCOME TAXES	(551,097)	(310,211)

INCOME TAXES	-	-

NET LOSS	$(551,097)	$(310,211)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.017)	$(0.010)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	32,915,564	30,195,813

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED JUNE 30, 2007 AND 2006

	Common Stock		Additional	Treasury Stock
	Number of		Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2005	36,844,298	$36,844	$2,879,170	(7,559,187)	$(151,030)	$(2,858,642)	$(93,658)

Issuance of common stock:
For cash	720,912	721	83,251	-	-	-	83,972
For cancellation of debt	63,478	64	13,526	-	-	-	13,590
For salaries	70,000	70	5,719	-	-	-	5,789
For professional services	646,072	646	60,281	-	-	-	60,927

Net loss	-	-	-	-	-	(310,211)	(310,211)

Balance at June 30, 2006	38,344,760	$38,345	$3,041,947	(7,559,187)	$(151,030)	$(3,168,853)	$(239,591)

Issuance of common stock:
For cash	550,000	550	55,350	-	-	-	55,900
For cancellation of debt	400,129	400	40,900	-	-	-	41,300
In lieu of interest payment	204,170	204	16,213	-	-	-	16,417
For salaries	470,000	470	51,690	-	-	-	52,160
For professional services	951,252	951	95,935	-	-	-	96,886

Issuance of treasury stock:
For Cash	-		68,000	850,000	17,000	-	85,000

Exercised stock options	50,000	50	12,950	100,000	2,000	-	15,000

Stock based compensation related to options	-	-	134,211	-	-	-	134,211

Net loss	-	-	-	-	-	(551,097)	(551,097)

Balance at June 30, 2007	40,970,311	$40,970	$3,517,196	(6,609,187)	$(132,030)	$(3,719,950)	$(293,814)

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(551,097)	$(310,211)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	15,145	6,089
Loss from disposal of equipment	-	1,843
Deferred compensation	43,446	98,739
Compensation expenses on stock options granted	134,211	-
Common shares and rights issued for services and compensation	149,046	66,716
Common shares and rights issued in lieu of interest	16,417	-
Disputed payables written off	-	(39,915)
Loss from restructuring of related party debt	-	7,810
Changes in assets and liabilities -
Trade accounts receivable	13,938	(51,888)
Inventories	(16,188)	(45,774)
Prepaid expenses	(9,880)	7,998
Other assets	(5,866)	59,496
Accounts payable and other current liabilities	55,428	102,694

Net Cash Used in Operating Activities	(155,400)	(96,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(14,715)	(2,704)
Proceeds from sale of equipment	-	1,300
Increase in security deposits	(268)	(25)

Net Cash Used in Investing Activities	(14,983)	(1,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,900	83,972
Issuance of treasury stock	85,000	-
Issuance of notes payable	122,611	84,141
Exercised stock options	15,000	-
Repayment of note payable and long term obligation	(83,286)	(65,845)
Deferred compensation payments	(15,849)	-

Net Cash Provided by Financing Activities	179,375	102,268

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,992	4,436

CASH AND CASH EQUIVALENTS
Beginning of year	4,977	541
End of year	$13,969	$4,977

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2007 AND 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	2006	2006

Cash paid during the year for:
Interest	$10,772	$7,889
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of trade payable to shareholder debt	$-	$15,814
Conversion of debt to equity	$41,300	$13,590
Capital lease obligations	$6,674	$11,181

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation charges totaled $10,152 and $6,089 during the years ended June 30, 2007 and 2006, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During fiscal years ended June 30, 2007 and 2006, advertising and promotion costs totaled $37,503 and $33,767, respectively.

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

JUNE 30, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts  receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $10,323 is adequate as of June 30, 2007.

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

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s financial statements

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, " an interpretation of FASB Statement No. 109 ("FIN48").  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.   A Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statement. This interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are not expected to have a material affect on the Company's financial statements.

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

The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities;(4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entitiy's exposure to changes in the fair value of the servicing assets or liabilities; (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosure for all separately recognized servicing assets and servicing liabilities.

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

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

2.	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2007, the Company had incurred cumulative losses of $ 3,719,950.  The company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3 .	INVENTORIES

Inventories as of June, 30, 2007 and 2006 consisted of the following.

	2007	2006

Raw materials	$29,765	$49,364

Finished goods	63,492	27,705

	$93,257	$77,069

4.	LONG TERM OBLIGATIONS

Long term obligations consist of the following capital lease obligations: a four year agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%; a two year agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December 2005;  a three year agreement for computer hardware with an imputed interest rate of 21.62%, placed in service in August 2005; a three and a half year agreement for software with an imputed interest rate of 12.64%, placed in service in January 2006; a two year agreement for computer hardware with an imputed interest rate of 22.80%, placed in service in September 2006.   Monthly installment payments are $691, $67, $93, $312 and $59, respectively with a bargain purchase option at the end of each lease of $1.  All of the above agreements have been accounted for in accordance with generally accepted accounting principles.

The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.  As of June 30, 2007, $5,537 was outstanding against the line of credit and is included in current maturities of long-term obligations.

The scheduled maturities are as follows for the years ending June 30,

2008	$17,192
2009	11,402
2010	322

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

5.	NOTES PAYABLE - OTHER

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%.  Management intends to restructure its debt.  During the year ended June 30, 2007, the Company converted $41,300 of notes and $1,707 of accrued interest to common stock..

6.	STOCKHOLDERS' EQUITY

On December 22, 2006, under private placement agreements, the Company issued 850,000 shares of treasury stock for $85,000 to certain investors.  In addition to these shares, the Company issued the same investors 625,000 options with an exercise price of $0.10 per share. The options expired May 31, 2007 and were callable by the Company after February 1, 2007. The Company also issued these investors an additional 625,000 options with an exercise price of $0.15 that expired on June 30, 2007 and were callable after May 31, 2007.  Of the options issued at $0.10, 150,000 were exercised. The Company issued 100,000 of treasury shares and 50,000 common shares upon exercise. All of the 625,000 options granted at $0.15 remained unexercised at and expired June 30, 2007.

During the year ended June 30, 2007, the Company issued 400,129 shares of common stock to settle $41,300 of notes payable.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

7.	STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under SFAS 123 ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified perspective method. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

During the year ended June 30, 2007, the Company modified 3,000,000 options that were set to expire on July 5, 2006 by reissuing for one year with no vesting period at the same price.  On September 28, 2006 these 3,000,000 vested options were surrendered and reissued for four years with no vesting period and exercise prices as follows; 2,000,000 shares at $.16 and 1,000,000 shares at $1.00.

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

	July 3, 2006	September 28, 2006

Weighted average volatility	116%	161%
Expected dividends	0%	0%
Expected term (in years)	1	2
Risk free rate	5.260%	4.585%

A summary of option activity as of June 30, 2007 and changes during the year then ended is presented below:

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2006	3,000,000	$.03 - $.10	$0.053
Granted /modified	6,000,000	$.03 - $1.00

Cancelled	(3,000,000)	$.03 - $.10	$0.053
Expired	(3,000,000)	$.03 - $.10	$0.053

Outstanding at June 30, 2007	3,000,000	$.16 - $1.00	$0.440

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

8.	LEASE COMMITMENT

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for $1,987 per month. Subsequent to expiration, the Company is leasing the facility on a month to month basis under the existing terms.  The Company is responsible for insuring the premises.  Rent expense was approximately $24,000 and $23,000 for the years ended June 30, 2007 and 2006, respectively.

9.	BASIC AND DILUTED LOSS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations.

	Year Ended June 30,
	2007	2006
Basic and diluted loss per share:
Numerator:
Net loss	$(551,097)	$(310,211)

Denominator:
Basic and diluted weighted average number of common shares outstanding during the period	32,915,564	30,195,813

Basic and diluted loss per share	$(0.017)	$(0.010)

Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.

Anti-dilutive securities not included in net loss per share calculation at June 30,

	2007	2006
Stock options	3,000,000	3,000,000

10	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2007 are as follows:

Deferred tax asset
Net operating loss carryforwards	$688,000
Deferred compensation	89,000
Stock based compensation	65,000
Valuation allowance	(842,000)
Net deferred tax asset	$-

At June 30, 2007, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,407,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

11.	RELATED PARTY TRANSACTIONS

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

The Paulus' purchased from the Company the inventory known as "technical books" for the sum of $150,000 in exchange for 4,859,187 shares of Pacific Sands, Inc. common stock.  Based on the average market value of the Company's stock, which valued these shares at $121,480, there was an additional write down of the inventory of $28,500.  This amount was recorded as a reduction to additional paid in capital based on the related party nature of the transaction. Since the shares were still being held in escrow by legal counsel at June 30, 2004, the transaction was recorded as due from shareholder.  During the fiscal year end June 30, 2005, the shares were returned to treasury. (See Note 12)

In addition, management has negotiated the restructuring of debt due to the Paulus'.  This restructuring reduced the debt balance due the Paulus' by $15,791 and extended the due date to June, 2006.  This reduction has been recorded as a gain from restructuring of debt in the statement of operations.

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

Finally, two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of June 30, 2007, the deferred compensation for these two officers was $155,530.  Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of June 30, 2006.  The deferred compensation charged to operations for fiscal year June 30, 2007 and 2006 was $4,446 and $101,988, respectively.  Payments of deferred compensation of $15,849 were made by the Company to one of the officers during the year ended June 30, 2007

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

12.	CONTINGENCIES

Accounts receivable from a major former customer, Mariani Raisin Company in the amount of $235,718 invoiced on October 25, 2001 and January 17, 2002 are being contested for compliance requirements.  The customer maintained that the equipment did not work properly, but management felt that this equipment was built to customer specifications.  Since counsel suggests that this amount cannot be collected without incurring some legal costs, management had reserved the entire balance as an allowance at June 30, 2006.  As of June 30, 2007 the entire amount has been written off.

The Company received notice on May 3, 2007 that a lawsuit had been filed against the Company in US District Court, Eastern District of California by the Company's former CEO, Stanley Paulus.  The lawsuit demands payment of $105,000 plus penalties and legal fees for a note that was issued in June of 2006.  The note was based on deferred salaries accrued for Mr. Paulus during his tenure as CEO of the Company.  On June 7, 2007, the Company filed a counter-complaint specifying certain allegations against Mr.  Paulus.  One June 27, 2007, Mr. Paulus filed a motion to dismiss the Company's counter-complaint.  On August 12, 2007, the Court denied Mr. Paulus' motion to dismiss, but did order the Company to amend its counter-complaint which the Company did and filed on September 12, 2007.  Mr. Paulus has until October 15, 2007 to respond to the amended counter-complaint.

13.	DISPUTED PAYABLES WRITTEN OFF

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

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market.  For the years ended June 30, 2007 and 2006, one customer accounted for approximately 29.9% and 24.4% of the Company's sales, respectively, and 37.4% and 61.7% of the company's trade receivables, respectively.

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 2007 and 2006:

	Quarter ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007

Net sales	$119,558	$106,568	$151,486	$219,162

Gross profit	54,245	65,158	82,412	164,235

Net earnings (loss)	(292,084)	(151,171)	(132,853)	25,011

Net earnings (loss) per share- basic and diluted	(0.009)	(0.005)	(0.004)	0.001

Weighted average basic and diluted shares	31,212,029	32,292,193	33,895,846	34,298,531

	Quarter ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006

Net sales	$71,234	$59,348	$136,805	$166,531

Gross profit	48,656	21,926	78,199	101,956

Disputed payables written off				39,915

Net earnings (loss)	(110,012)	(127,184)	(111,478)	38,463

Net earnings (loss) per share- basic and diluted	(0.004)	(0.004)	(0.004)	0.001

Weighted average basic and diluted shares	29,497,231	29,986,666	30,537,094	30,730,382

PACIFIC SANDS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

16.	SUBSEQUENT EVENT

On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the term of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

8A. Controls and Procedures.

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

In connection with the completion of its audit of, and issuance of its report on, our financial statements for the year ended June 30, 2007, Frank L. Sassetti & Co. (“Sassetti”) considered our internal controls in order to determine their auditing procedures for the purpose of expressing their opinion on the financial statements and not to provide assurance on our internal controls. Sassetti identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be “significant deficiencies” or “material weaknesses.” The Public Company Accounting Oversight Board (“PCAOB”) has defined “significant deficiency” as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a “material weakness” as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

During the first quarter ended September 30, 2005, we hired an outside accounting firm to assist in the timely reconciliation of general ledger accounts, and controls over property and equipment and debt documentation. However, significant deficiencies or material weaknesses in our internal controls related to segregation of incompatible duties and controls over inventory and equity transactions still exist. We have disclosed those significant deficiencies and material weaknesses to our Board of Directors. Additionally, efforts will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the fiscal year ended 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael L. Wynhoff	41	President/Chief Executive Officer and Director
Michael D. Michie	45	Chief Financial Officer/Treasurer and Director
Mark R. Rauscher*	43	Secretary and Director
John D. Hagarty	67	Director

*Mr. Rauscher has resigned from the Board of Directors effective September 20, 2007.

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

Dr. John Hagarty – Since his retirement in 1999 from SC Johnson Wax, where he served as Senior Research Chemist, Dr. Hagarty has worked as an independent consultant. During the past two years Dr. Hagarty has, as a consulting scientist, managed new product development at Pacific Sands, and has supervised the final development of nontoxic, earth and health-friendly pet care, household cleaning and other product lines. Currently, Dr. Hagarty spearheads new product development at Pacific Sands. Dr. Hagarty earned his PhD in Organic Chemistry from Duquesne University.

Item 10.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2007, 2006 and 2005.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary (a)	Bonus	Other Annual Compensation	Restricted Stock Awards(b)	Options(c)	LTIP Payouts	All Other Compensation

Michael L. Wynhoff	2007	$82,215	--	--	$27,440	2,000,000	--	--
Chief Executive Officer	2006	$85,491	--	--	--	--	--	--
	2005	$61,734		--	--	2,000,000

Michael D. Michie	2007	$98,754	--	--	$15,720	500,000	--	--
Chief Financial Officer	2006	$80,732	--	--	--	--	--	--
	2005	$59,988	--	--	--	500,000	--	--

Mark R. Rauscher	2007	--	--	--	$9,860	500,000	--	--
Secretary	2006	--	--	--	--	--	--	--
	2005	--	--	--	--	500,000	--	--

John Hagarty	2007	--	--	--	$19,744	--	--	--
Director	2006	--	--	--	--	--	--	--
	2005	--	--	--	--	--	--	--

(a)	Salary includes amounts indefinitely deferred. Mr. Wynhoff agreed to defer $43,446, $67,488 and $21,384 in fiscal 2007, 2006 and 2005, respectively. Mr. Michie agreed to defer $34,500 in fiscal 2006.

(b)	In fiscal 2007, the Company granted an aggregate of 650,336 shares of restricted stock to executive officers, which vest immediately.

(c)
In fiscal 2005, the Company granted to its executives, 2,000,000 stock options to purchase common shares at an exercise price of $0.03 per share, and 1,000,000 stock options at an exercise price of $0.10 per share.  During fiscal 2007, those options were surrendered and reissued for four years no vesting period and exercise prices as follows; 2,000,000 stock options at $0.16 and 1,000,000 stock options at $1.00.

Option Grants in Last Fiscal Year

During the year ended June 30, 2007, the Company modified 3,000,000 options held by Company executives that were set to expire on July 5, 2006 by reissuing for one year with no vesting period at the same price.  On September 28, 2006 these 3,000,000 vested options were surrendered and reissued for four years with no vesting period and exercise prices as follows; 2,000,000 shares at $.16 and 1,000,000 shares at $1.00.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Title of Class	Name of Beneficial Owner	Beneficial Ownership(1)	Percent of Class
Common	Michael L. Wynhoff 1509 Rapids Drive Racine, WI 53404	6,275,018	16.8%
Common	Michael D. Michie 1509 Rapids Drive Racine, WI 53404	2,069,000	5.5%
Common	Mark Rauscher 1509 Rapids Drive Racine, WI 53404	1,923,000	5.1%
Common	John D. Hagarty 1509 Rapids Drive Racine, WI 53404	362,771	*

* Does not exceed 1% of the referenced class of securities.

(1)  Includes 2,000,000, 500,000 and 500,000 fully vested stock options for Mr. Wynhoff, Mr. Michie and Mr. Rauscher, respectively.
(2)  Calculation based on 34,361,124 shares of Common Stock outstanding as of October 11, 2007 plus options that are or will become exercisable within 60 days of October 11, 2007.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Attached Exhibits

EXHIBIT NUMBER	NAME

31.1	Certification - CEO
31.2	Certification - CFO
32.1	Certification - Rule ss.1350 - CEO
32.2	Certification - Rule ss.1350 - CFO

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The following table sets forth accounting and audit fees charged by Frank L. Sassetti & Company, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2007	Fiscal 2006
Audit fees (1)	$49,506	$30,933
Tax fees	$2,400	$1,700

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit  services  provided in connection with other statutory or regulatory  filings.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sands, Inc.
(Registrant)

By	/s/ Michael Wynhoff
Michael Wynhoff, CEO, Director

Date: October 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Michie
Michael Michie, CFO, Director

Date: October 11, 2007