Form 10QSB
period 2007-09-30
PACIFIC SANDS INC
filed 2007-11-19
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes     X      No ____

As of November 19, 2007, the Company had 34,826,124 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ____   No    X

PACIFIC SANDS, INC.

BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,805
Trade receivables, net of allowance for doubtful accounts of $10,323	136,768
Inventories	95,051
Prepaid expenses	14,117
Other current assets	4,725

Total Current Assets	253,466

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	24,954
Manufacturing equipment	12,204
Leasehold improvements	3,035
Computer software	15,277
55,470
Less accumulated depreciation	(20,633)

Property and Equipment, net	34,837

OTHER ASSETS
Security deposits	816

Total Assets	289,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	122,325
Current maturities of long-term obligations	11,712
Accrued expenses	63,285
Deferred compensation	252,730
Notes payable	102,233
Notes payable - other	39,683

Total Current Liabilities	591,968

LONG TERM LIABILITIES
Capital leases, less current portion	8,819

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized, 41,347,811 shares issued and 34,738,624 shares outstanding)	41,348
Additional paid in capital	3,552,793
Treasury stock, at cost	(132,030)
Accumulated deficit	(3,773,779)

Total Stockholders' Equity	(311,668)

Total Liabilities and Stockholders' Equity	289,119

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

NET SALES	$179,807	$119,558

COST OF SALES	62,863	65,313

GROSS PROFIT	116,944	54,245

SELLING AND ADMINISTRATIVE EXPENSES	167,806	334,398

LOSS FROM OPERATIONS	(50,862)	(280,153)

OTHER INCOME (EXPENSES)
Interest expense	(2,967)	(11,931)

LOSS BEFORE INCOME TAXES	(53,829)	(292,084)

INCOME TAXES	-	-

NET LOSS	$(53,829)	$(292,084)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.009)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	34,004,047	31,212,029

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,829)	$(292,084)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities -
Depreciation and amortization	3,540	1,608
Deferred compensation	-	22,500
Compensation expenses on stock options granted	-	134,211
Common shares and rights issued for services and compensation	15,975	71,285
Changes in assets and liabilities -
Trade accounts receivable	(38,119)	44,714
Inventories	(1,794)	5,367
Prepaid expenses	2,975	4,464
Other assets	1,433	-
Accounts payable and other current liabilities	(29,303)	9,206

Net Cash (Used in)/Provided by Operating Activities	(99,122)	1,271

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(4,365)
Net Cash Used in Investing Activities	-	(4,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	20,000	5,000
Issuance of notes payable	106,696	9,774
Repayment of notes payable and long term obligations	(35,938)	(14,226)
Deferred compensation payments	(2,800)	-

Net Cash Provided by Financing Activities	87,958	548

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,164)	(2,546)

CASH AND CASH EQUIVALENTS
Beginning of year	13,969	4,977
End of year	$2,805	$2,431

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2007 AND 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	2007	2006

Cash paid during the year for:
Interest	$2,483	$11,932

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of debt to equity	$-	$19,207
Capital lease obligations	$-	$2,332

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported elsewhere in this Form 10-QSB have been omitted.

2.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation charges totaled $3,540 and $1,608 during the three months ended September 30, 2007 and 2006, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During fiscal three months ended September 30, 2007 and 2006, advertising and promotion costs totaled $3,341 and $13,772, respectively.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $10,323 is adequate as of September 30, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the effects of Statement No. 157.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

3.	GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2007, the Company has incurred cumulative losses of $ 3,773,779.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.	INVENTORIES

Inventories at September 30, 2007 consisted of the following:

Raw materials	$74,764

Finished Goods	20,287

Total	$95,051

5.	LONG TERM OBLIGATIONS

Long term obligations consist of the following capital lease obligations: a four year agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%; a two year agreement for computer hardware with an imputed interest rate of 22.94% placed in service in December 2005;  a three year agreement for computer hardware with an imputed interest rate of 21.62%, placed in service in August 2005; a three and a half year agreement for software with an imputed interest rate of 12.64%, placed in service in January 2006; and a two year agreement for computer hardware with an imputed interest rate of 22.81%, placed in service in September  2006.   Monthly installment payments are $691, $67, $93, $312 and $59, respectively with a bargain purchase option at the end of each lease of $1. All of the above agreements have been accounted for as capital leases in accordance with generally accepted accounting principles.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

The scheduled maturities are as follows for the years ending September 30,

2008	$11,712
2009	8,819

6.	NOTES PAYABLE

The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.  As of September 30, 2007, $6,042 was outstanding against the line of credit.

On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the term of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.  As of September 30, 2007, the amount due on the line of credit was $96,190.

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%.

7.	STOCKHOLDERS’ EQUITY

On September 25, 2007, the Company issued 200,000 shares of its common stock, par value $0.001 per share, to an investor for $20,000.

On September 25, 2007, the Company issued 60,000 shares of its common stock, par value $0.001 per share, to its three directors and 117,500 shares of its common stock, par value $0.001 per share, to three consultants for services performed. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $15,975 related to the issuance of these shares.

8.	LEASE COMMITTMENTS

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for approximately $2,000 per month. Subsequent to expiration, the Company is leasing the facility on a month to month basis under the existing terms.  The Company is responsible for insuring the premises.  Rent expense was approximately $6,100 and $6,000 for the three months ended September 30, 2007 and 2006, respectively.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

9.	LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2007	September 30, 2006

Numerator
Basic and diluted loss	$(53,829)	$(292,084)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	34,004,047	31,212,029

Basic and diluted loss per common share	$(0.002)	$(0.009)

Outstanding stock options were not included in the computation of diluted earnings per common share for the three month periods ended September 30, 2007 and 2006 since it would have resulted in an antidilutive effect.

Anti-Dilutive securities not included in the net loss per share calculation:
	September 30, 2007	September 30, 2006
Stock Options	3,000,000	3,000,000

10.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2007 are as follows:

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Net Operating Loss Carryforwards	$707,000
Deferred compensation	88,000
Stock Option Compensation	65,000
Valuation Allowance	(860,000)
Net deferred Tax Asset	$--

At September 30, 2007, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,460,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Effective July 1, 2007, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the finanical statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  The adoption of FIN No. 48 did not have a material impact on the Company's financial statements for the three months ended September 30, 2007

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

On June 14, 2006, one day prior to the due date of the unpaid compensation to the Paulus' of $100,000, the Company and the Paulus' agreed to extend the payment until January, 2007 with monthly payments of $25,000 beginning in October, 2006.  In addition, there was a $5,000 note payable rolled into the monthly payment plan due January, 2007.  In July, 2006 100,000 shares of restricted stock were issued in exchange for extending the payment.  This restructuring increased the note amount due the Paulus' by $7,810.  No Payments have been made.  Mr. Paulus has filed suit against the Company. (See Note 12)

Finally, two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of September 30, 2007, the deferred compensation for these two officers was $152,730.  Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of September 30, 2007.  The deferred compensation charged to operations for the three months ended September 30, 2006 was $22,500.  Payments of deferred compensation of $2,800 were made by the Company to one of the officers during the three months ended September 30, 2007.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

12.	CONTINGENCIES

The Company received notice on May 3, 2007 that a lawsuit had been filed against the Company in US District Court, Eastern District of California by the Company's former CEO, Stanley Paulus.  The lawsuit demands payment of $105,000 plus penalties and legal fees for a note that was issued in June of 2006.  The note was based on deferred salaries accrued for Mr. Paulus during his tenure as CEO of the Company.  On June 7, 2007, the Company filed a counter-complaint specifying certain allegations against Mr.  Paulus.  One June 27, 2007, Mr. Paulus filed a motion to dismiss the Company's counter-complaint.  On August 12, 2007, the Court denied Mr. Paulus' motion to dismiss, but did order the Company to amend its counter-complaint which the Company did and filed on September 12, 2007.  Mr. Paulus has until October 15, 2007 to respond to the amended counter-complaint.  As of this filing, Mr. Paulus had not responded to or contested the amended counter complaint.  As of November 19, 2007, the matter was unresolved.

13.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market.  For the three months ended September 30, 2007 and 2006, one customer accounted for approximately 29.5% and 31% of the Company's sales, respectively, and 40% and 40% of the company's trade receivables, respectively.

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

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2007 compared to the three months ending September 30, 2006.

For the three months ending September 30, 2007 net sales were $179,807 an increase of 50% over net sales of $119,558 for the same period in 2006. The increase in sales is attributable to a number of factors including more retail outlets carrying the ecoONE® pool and spa treatment products, an increased sales cycle attributable to new marketing and sales initiatives and an increase in direct Internet retail sales, particularly of the company's All-Purpose Garden Hose Filter.

Cost of Goods Sold was $62,863 compared to $65,313 for the same period the previous fiscal year. The decrease in cost of goods sold was due, in part to a decrease in the amount of lower-profit sale of promotional materials to the company's OEM spa manufacturer partner during the period as well as increased efficiencies.

Gross profits for the three months ending September 30, 2007 were $116,944 or 65% compared to $54,245 or 46% for the same period the previous fiscal year.  The significant increase in gross profit is a sharp increase in overall sales, coupled with a decrease in the amount of lower-profit sale of promotional materials to the company's OEM spa manufacturer partner. It is anticipated that the sale of those lower-profit promotional goods will concentrate in the up-coming quarter.

For the three months ending September 30, 2007, selling and general administrative expenses were down 50% to $167,806 compared to $334,398 for the three months ending September 30, 2006. During the three months ending September 30, 2006, the Company incurred a charge of $134,211 for stock based compensation in the form of options as well as a charge of $35,160 for stock based compensation in the form of restricted stock to its officers.  During the three months ended September 30, 2007, the Company’s stock based compensation to officers and directors totaled $5,400.  Other selling and general administrative cost remained relatively consistent for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Interest expense for the three months ended September 30, 2007 was $2,967 as compared to $11,931 for the same period in fiscal 2007.  The decrease is attributed to the reduction of five capital lease obligations for which the Company makes monthly payments thus reducing the principal owed.

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

Additionally, the Board of Directors has instructed the President (Mr. Wynhoff) to begin the process of evaluating certain profitable companies and/or enterprises with similar or complimentary business models  as potential acquisition candidates in order to accelerate the growth of  Pacific Sands and enhance its revenue stream and shareholder value.

As of September 30, 2007, the Company had $253,466 of current assets and total assets for fiscal year 2007 were $289,119. Cash and cash equivalents totaled $2,805 on September 30, 2007.

Current liabilities at September 30, 2007 were $591,968 of which approximately $252,000 was deferred compensation owed to two of the Company's officers and another related party. Current liabilities also include amounts owed on two lines of credit, one being a bank line of credit with Chase Bank for approximately $96,000 and the other is with Dell for approximately $6,000.

Net cash used in operating activities during the three months ended September 30, 2007 was $99,122 compared to net cash provided by operations of $1,271 for the three months ended September 30, 2006.  The decrease in net cash from operations comes from an increase in accounts receivable as the result of higher sales volume, and a decrease in accounts payable and accrued expenses.  The Company used proceeds from its bank line of credit to pay down trade payables and other accrued expenses.

The Company did not use any in investing activities for the three months ended September 30, 2007.  For the same period last fiscal year, the Company purchased capital assets in the amount of $4,365, representing the only use of cash for investing activities.

Net cash provided by financing activities was $87,958 and $548 for the three months ended September 30, 2007 and 2006, respectively. In July 2007, the Company executed a bank line of credit for $100,000. At September 30, 2007 the Company had a balance due of approximately $96,000. The proceeds were used primarily to fund operations. Additionally, the Company received $20,000 by issuing 200,000 shares of its common stock to an investor.

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

The Company presently employs five full time and three part time employees.

Item 3.	Quantitative and Qualitative Disclosers About Market Risk

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of 4th quarters of fiscal 2007 and 2006, the Company since commencing operations, has not been profitable on an annual or quarterly basis. The Company cannot guarantee that recent quarterly profitability will continue on a quarter by quarter basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is currently being sued by former CEO, Stanley Paulus for failure to pay a $105,000 note which was based on back salary which was accrued on the books of the Company during his tenure as CEO of the Company. Upon an internal re-examination of Company filings and comparison to internal Company accounting and records, management discovered evidence suggesting that Mr. Paulus had received significant compensation from the Company in the form of stock grants and other considerations that were neither recorded nor represented as compensation among other discrepancies. On June 7, 2007 the Company filed a counter-complaint specifying its allegations against Mr. Paulus.  On June 27, 2007, Mr. Paulus filed a motion to dismiss the Company’s counter-complaint.  On August 12, 2007, the Court denied Mr. Paulus’ motion to dismiss, but did ordered the Company to amend its counter-complaint which the Company did and filed on September 12, 2007.  Mr. Paulus had until October 15, 2007 to respond to the amended counter-complaint. At the time of this filing, Mr. Paulus had not responded to or contested the amended counter complaint.

As of November 19, 2007, this matter was unresolved.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25th, 2007, an accredited investor purchased 200,000 shares of restricted stock $20,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: November 19, 2007	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: November 19, 2007	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer