Form 10QSB
period 2007-12-31
PACIFIC SANDS INC
filed 2008-02-19
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes     X      No ____

As of February 18, 2008, the Company had 38,417,441 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ____   No    X

Table of Contents

PACIFIC SANDS, INC.
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,698
Trade receivables, net of allowance for doubtful accounts of $13,602	156,128
Inventories	71,126
Prepaid expenses	12,484
Other current assets	2,014
Total Current Assets	244,450

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	24,954
Manufacturing equipment	12,204
Leasehold improvements	3,035
Computer software	15,277
55,470
Less accumulated depreciation	24,173
Property and Equipment, net	31,297

OTHER ASSETS
Security deposits	816
Deposit	50,000
Other Assets	50,816

Total Assets	$326,563

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$147,902
Current maturities of long-term obligations	11,490
Accrued expenses	110,838
Deferred compensation	142,732
Notes payable	105,412
Notes payable - other	39,683
Notes payable - settlement obligation	37,500
Total Current Liabilities	595,557

Capital leases, less current portion	6,084
Notes payable - settlement obligation, less current portion	62,500
Total Liabilities	664,141

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized, 42,752,533 shares issued and 36,143,346 shares outstanding)	42,754
Additional paid in capital	3,683,689
Treasury stock, at cost	(132,030)
Accumulated deficit	(3,931,991)
Total Stockholders' Equity	(337,578)

Total Liabilities and Stockholders' Equity	$326,563

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

NET SALES	$153,234	$106,568	$333,041	$226,126
COST OF SALES	68,580	41,410	131,443	106,723

GROSS PROFIT	84,654	65,158	201,598	119,403

SELLING AND ADMINISTRATIVE EXPENSES	241,955	203,553	409,761	537,951

LOSS FROM OPERATIONS	(157,301)	(138,395)	(208,163)	(418,548)

OTHER INCOME (EXPENSE)
Interest expense	(5,910)	(12,776)	(8,878)	(24,707)
Other	5,000	-	5,000	-

LOSS BEFORE INCOME TAXES	(158,211)	(151,171)	(212,041)	(443,255)

INCOME TAXES	-	-	-	-
NET LOSS	$(158,211)	$(151,171)	$(212,041)	$(443,255)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.005)	$(0.005)	$(0.006)	$(0.014)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	34,830,931	32,292,193	34,606,286	31,752,111

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,041)	$(443,255)

Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	7,080	3,838
Deferred compensation	-	36,346
Compensation expenses on stock options granted	-	134,211
Common shares and rights issued for
services and compensation	51,275	122,106
Changes in assets and liabilities -
Trade accounts receivable	(57,479)	48,999
Inventories	22,131	20,996
Prepaid expenses	4,608	1,272
Other assets	4,145	(8,694)
Accounts payable and other current liabilities	43,829	(9,692)

Net Cash Used in Operating Activities	(136,452)	(93,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(17,154)
Net Cash Used in Investing Activities	-	(17,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	67,000	135,900
Issuance of notes payable	119,826	36,601
Repayment of notes payable and long term obligation	(48,846)	(38,704)
Deferred compensation payments	(12,799)	-

Net Cash Provided by Financing Activities	125,181	133,797

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(11,271)	22,770

CASH AND CASH EQUIVALENTS
Beginning of year	13,969	4,977

End of year	$2,698	$27,747

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	2007	2006

Cash paid during the year for:
Interest	$2,630	$24,710
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH INVESTING ACTIVITIES
Deposit	$50,000	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING ACTIVITIES
Conversion of debt to equity	$-	$38,807
Capital lease obligations	$-	$3,732
Reclassification of settlement obligation (previously
recorded as deferred compensation)	$100,000	$-

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported elsewhere in this Form 10-QSB have been omitted.

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

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation charges totaled $7,080 and $3,838 during the six months ended December 31, 2007 and 2006, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During fiscal six months ended December 31, 2007 and 2006, advertising and promotion costs totaled $10,323 and $30,447, respectively.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $13,602 is adequate as of December 31, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". . The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.         GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2007, the Company has incurred cumulative losses of $3,931,991.  The company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories at December 31, 2007 consisted of the following:

Raw materials	$51,278

Finished goods	19,848

Total	$71,126

5.	ACCRUED EXPENSES

Accrued expenses at December 31, 2007 consisted of the following:

Accrued compensation	$50,703
Accrued taxes	42,915
Accrued professional fees	14,125
Accrued interest	2,048
Accrued other	1,047
Total	$110,838

6.	LONG TERM OBLIGATIONS

Long term obligations consist of the following capital lease obligations: a four year agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%;  a three year agreement for computer hardware with an imputed interest rate of 21.62%, placed in service in August 2005; a three and a half year agreement for software with an imputed interest rate of 12.64%, placed in service in January 2006; a two year agreement for computer hardware with an imputed interest rate of 22.81%, placed in service in September  2006.   Monthly installment payments are $691, $93, $312 and $59, respectively with a bargain purchase option at the end of each lease of $1. All of the above agreements have been accounted for as capital leases in accordance with generally accepted accounting principles.

The scheduled maturities are as follows for the years ending December 31,

2008	$11,490
2009	6,084

7.	NOTES PAYABLE

The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.  As of December 31, 2007, $5,888 was outstanding against the line of credit.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the term of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.  As of December 31, 2007, the amount due on the line of credit was $99,524.

Notes payable - other consist of various small unsecured notes to stockholders/officers at rates fluctuating up to 10%.

Note payable – settlement obligation is due to a former officer of the Company pursuant to a settlement of a legal dispute between the Company and the former officer.  Under the terms of the settlement agreement, the Company will pay $100,000 over a two and a half year period beginning in February 2008. The Company has the option to settle the entire obligation if it pays the officer a total of $80,000 by December 7, 2008. Prior to the settlement agreement being executed, the Company had accrued $100,000 as deferred compensation and $5,000 of accrued interest related to this obligation. As a result of the settlement the Company reduced accrued interest by $5,000 and recorded the amount as other income.

The scheduled payments are as follows for the years ending December 31,

2008	$37,500
2009	36,000
2010	26,500

8.	STOCKHOLDERS’ EQUITY

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

On October 10, 2007, the Company issued 87,500 shares of its common stock, par value $0.001 per share, to three consultants for services performed. The fair market value of the shares on the date issued was $0.10 per share.  The Company recorded compensation expense of $8,750 related to the issuance of these shares.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On December 28, 2007, the Company issued 500,000 shares of its common stock, par value $0.001 per share as earnest money toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC (See Note 14).  The fair market value of the shares on the date issued was $0.10 per share. The Company recorded the earnest payment related to the issuance of the these shares as a prepaid non-current asset.

On December 31, 2007, the Company issued 522,222 shares of its common stock, par value $0.001 per share, to an investor for $47,000.

On December 31, 2007, the Company issued 60,000 shares of its common stock, par value $0.001 per share, to its three directors and 235,000 shares of its common stock, par value $0.001 per share, to employees and consultants. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $26,150 related to the issuance of these shares.

9.	LEASE COMMITMENTS

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for approximately $2,000 per month. Subsequent to expiration, the Company is leasing the facility on a month to month basis under the existing terms.  The Company is responsible for insuring the premises.  Rent expense was approximately $11,919 and $11,922 for the six months ended December 31, 2007 and 2006, respectively.

10.	LOSS PER SHARE

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share.

	Six Months Ended
	December 31, 2007	December 31, 2006

Numerator
Basic and diluted loss	$(212,041)	$(443,255)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	34,606,286	31,752,111

Basic and diluted loss per common share	$(0.006)	$(0.014)

Outstanding stock options were not included in the computation of diluted earnings per common share for the six month periods ended December 31, 2007 and 2006 since it would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	December 31, 2007	December 31, 2006
Stock options	3,000,000	3,000,000

11.        INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2007 are as follows:

Net Operating Loss Carryforwards	$763,000
Deferred compensation	85,000
Stock Option Compensation	65,000
Valuation Allowance	(913,000)
Net deferred Tax Asset	$--

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

At December 31, 2007, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,624,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Effective July 1 2007, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  The adoption of FIN No. 48 did not have a material impact on the Company’s financial statements for the six months ended December 31, 2007.

12.	RELATED PARTY TRANSACTION

Two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of December 31, 2007, the deferred compensation for these two officers was $142,700.  Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of December 31, 2007.  The Company did not charge any deferred compensation to operations during the six months ended December 31, 2007.  The deferred compensation charged to operations for the six months ended December 31, 2006 was $36,300.  Payments of deferred compensation of $12,800 were made by the Company to one of the officers during the six months ended December 31, 2007.

13.	CONTINGENCIES

The Company received notice on May 3, 2007 that a lawsuit had been filed against the Company in US District Court, Eastern District of California by the Company's former CEO, Stanley Paulus.  The lawsuit demanded payment of $105,000 plus penalties and legal fees for a note that was issued in June of 2006.  The note was based on deferred salaries accrued for Mr. Paulus during his tenure as CEO of the Company.  On June 7, 2007, the Company filed a counter-complaint specifying certain allegations against Mr.  Paulus.  On June 27, 2007, Mr. Paulus filed a motion to dismiss the Company's counter-complaint.  On August 12, 2007, the Court denied Mr. Paulus' motion to dismiss, but did order the Company to amend its counter-complaint which the Company did and filed on September 12, 2007.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On January 24, 2008 Pacific Sands, Inc. (“Company”) and its former CEO, Stanley Paulus, entered into a settlement agreement resolving all legal actions between them, each party being responsible for its own legal expenses. Proceedings had been pending in the US District Court, Eastern District of California.  The proceedings involved certain compensation and note claims alleged by Mr. Paulus, as well as certain allegations by the Company relating to compensation and performance deficiencies during Mr. Paulus’ tenure as CEO.  The Company will pay Mr. Paulus $100,000 over a two and a half year period. Mr. Paulus extended an option to the Company for a pre-payment discount. Once payment is completed, Mr. Paulus shall file a dismissal with prejudice within two weeks thereafter.

14.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market.  For the six months ended December 31, 2007 and 2006, one customer accounted for approximately 37% and 33% of the Company's sales.

15.	SUBSEQUENT EVENTS

On February 8, 2008 Pacific Sands, Inc. (“Company”) entered into an Asset Purchase Agreement with Franklin, Wisconsin based Natural Choices Home Safe Products, LLC (“Natural Choices”) to acquire certain assets of Natural Choices for a purchase price of $890,000.00, plus or minus closing pro-rations, if any, and payable in cash and shares of Company common stock payable over a three-year period.  Earnest money of $50,000 in the form of 500,000 shares of Company’s restricted common stock was paid in December 2007 which is on the balance sheet as a deposit under other assets.  An additional 500,000 shares of Company’s restricted common stock, as well as $60,000 in cash, was paid at closing.  The balance will be paid in semi-annual installments of restricted common shares and cash beginning on August 1, 2008 as follows:  $50,000 in additional shares of Company’s restricted common stock, as well as $40,000 in cash, on August 1, 2008; $50,000 in additional shares of Company’s restricted common stock, as well as $50,000 in cash, on February 1, 2009; $100,000 in additional shares of Company’s restricted common stock, as well as $100,000 in cash, on August 1, 2009; $200,000 in cash, on February 1, 2010; and $140,000 in cash, on August 1, 2010.

On February 8, 2008, the Company issued 1,125,000 restricted shares of its common stock, par value $0.001 per share, to an investor for $100,000.

On February 8, 2008, the Company converted two notes payable plus accrued interest totaling $31,928 into 399,095 restricted shares of its common stock, par value $0.001 per share.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED JUNE 30, 2007 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, a bank line of credit and the sale of restricted stock through private placement. The Company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2007 compared to the three months ending December 31, 2006.

For the three months ending December 31, 2007 net sales were $153,234 an increase of 44% over net sales of $106,568 for the same period in 2006. The increase in sales is attributable to a number of factors including a continuing increase in the higher number of retail outlets carrying the ecoONE® pool and spa treatment products and increased direct Internet retail sales.

Cost of Goods Sold was $68,580 or 45% of net sales compared to $41,410 or 39% for the same period the previous fiscal year.

Gross profit for the three months ending December 31, 2007 was $84,654 or 55% compared to $65,158 or 61% for the three months ending December 31, 2006.  The decrease in gross profit percentage can be attributed to a proportional increase in sales through distribution and retail outlets rather than direct retail sales that are at a higher margin.

For the three months ending December 31, 2007, selling and general administrative expenses were $241,955 compared to $203,553 for the three months ending December 31, 2006. The overall increase in selling and general administrative is due in large part to an increase in compensation expense of approximately $30,000 resulting in part from the addition of an employee. Compensation expense for the three months ended December 31, 2007 includes $12,600 of restricted stock issued to officers and directors as compared to $8,000 for the same period in 2006.

Interest expense for the three months ended December 31, 2007 was $5,910 as compared to $12,776 for the same period in fiscal 2007.  The decrease is attributed to the reduction of five capital lease obligations for which the Company makes monthly payments thus reducing the principal owed. In addition, during the three months ended December 31, 2006 the Company accrued interest of $5,000 on deferred compensation owed to a former officer. The accrued interest was reduced by $5,000 in December 2007 pursuant to the terms of a settlement agreement between the Company and the former officer.  The $5,000 has been recorded as other income on the Statement of Operations.

Net loss for the three months ended December 31, 2007 was $158,211 or $0.005 per share compared to a net loss of $151,171 or $0.005 per share for the same period in fiscal 2007.

Results for the six months ending December 31, 2007 compared to the six months ending December 31, 2006

For the six months ending December 31, 2007 net sales were $333,041 compared to net sales of $226,126 for the same period in 2006. The increase of 47% in net sales is attributable to a number of factors including a continuing increase in the number of retail outlets carrying the ecoONE® pool and spa treatment products and increased direct Internet retail sales.

Gross profit for the six months ending December 31, 2007 was $201,598 or 61% compared to $119,403 or 53% for the six months ending December 31, 2006.  The increase in gross profit percentage can be attributed to changing sales channels as well as new product introduction and rapid growth.  The seasonal nature of the Company's sales will also contribute to this variance.

For the six months ending December 31, 2007, selling and general administrative expenses were $409,761 compared to $537,951 for the six months ending December 31, 2006. During the six months ended December 31, 2006, the Company recorded a charge of $134,211 for stock based compensation related to stock options issued to two officers. In addition, during the six months ended December 31, 2006, the Company recorded $43,160 of stock based compensation expense for restricted shares of common stock issued to officers and directors as compared to $17,550 for the same period in fiscal 2007.

Interest expense for the six months ended December 31, 2007 was $8,878 as compared to $24,707 for the same period in fiscal 2006.  The decrease is attributed to the reduction of five capital lease obligations for which the Company makes monthly payments thus reducing the principal owed. In addition, during the six months ended December 31, 2006 the Company accrued interest of $5,000 on deferred compensation owed to a former officer. The accrued interest was reduced by $5,000 in December 2007 pursuant to the terms of a settlement agreement between the Company and the former officer. The $5,000 has been recorded as other income on the Statement of Operations.

Net loss for the six months ended December 31, 2007 was $212,041 or $0.006 per share compared to a net loss of $443,255 or $0.014 per share for the same period in fiscal 2007. The larger loss during the six months ended December 31, 2006 is attributed to significantly higher selling and administrative expenses resulting from stock based compensation in the form of options issued to officers and restricted common stock issued to officers and directors.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company is positioned for sales growth but will require additional funding to continue operations. The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, vendor credit and the private placement of restricted securities until such time as the Company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries and the sale of restricted stock through private placement. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

At the December 31, 2007, the Company had current assets of $244,450 and total assets of $326,563. Cash and cash equivalents totaled $2,698 on December 31, 2007.

Current liabilities at December 31, 2007 were $595,557 of which approximately $142,732 is deferred compensation due to two of the Company’s officers. Current liabilities also include amounts owed on two lines of credit, one being a bank line of credit with Chase Bank for approximately $99,000 and the other is with Dell for approximately $6,000.

Net cash used in operating activities during the six months ended December 31, 2007 was $136,452 compared to $93,873 used in operating activities during the six months ended December 31, 2006. A significant increase in trade accounts receivable resulting from higher sales, contributed to the overall increase in cash used in operating activities.

The Company did not use any cash in investing activities for the six months ended December 31, 2007. During the six months ended December 31, 2006, the Company purchased capital assets related to the implementation of its new accounting software amounting to $17,154 which represented its cash used in investing activities during the period.

Net cash provided by financing activities was $125,181 and $133,797 for the six months ended December 31, 2007 and 2006, respectively. In July 2007, the Company executed a bank line of credit for $100,000. At December 31, 2007 the Company had a balance due of approximately $99,000. The proceeds were used primarily to fund operations. Additionally, the Company received $67,000 by issuing 722,222 shares of its common stock to two investors during the six months ended December 31, 2007.

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

Natural Choices Purchase

History

In the first quarter (ending September 30, 2007) of fiscal year 2008, the Board of Directors of Pacific Sands, Inc. (the “Company”) directed President and CEO Michael Wynhoff to identify possible acquisition candidates for Pacific Sands. The candidates were to meet the following criteria:
1) Profitable company
2) Similar or complimentary business model
3) Financially feasible for Pacific Sands to purchase
4) Expandable

After initial review of a number of companies with earth, health, environment and kid-friendly business models, Natural Choice Home Safe Products LLC (“Natural Choices”) became the leading candidate and the companies agreed to the terms outlined in “Description of Transaction.”

Founded in 1995 by Catherine and Dr. Marion 'Mack' Myers, Natural Choices makes the popular "Oxy-Boost" commercial and home cleaning products as well as dozens of other exceptional quality, environment and health-responsible offerings. Natural Choices also has a thriving private label and custom formulation business which designs and manufactures custom-blend, specialty products sold worldwide in both boutique and 'big box' stores.

Description of Transaction

On January 28, 2008 Pacific Sands, Inc. entered into an Asset Purchase Agreement with Franklin, Wisconsin based Natural Choices Home Safe Products, LLC to acquire certain assets of Natural Choices for a purchase price of $890,000.00, plus or minus closing pro-rations, if any, and payable in cash and shares of Company common stock over a three-year period.  Earnest money of $50,000 in the form of 500,000 shares of Company’s restricted common stock was paid in December 2007.

On February 8, 2008, Pacific Sands finalized the acquisition by paying an additional $50,000 in the form of 500,000 shares of Company’s restricted common stock, and $60,000 in cash.

The balance will be paid in semi-annual installments of restricted common shares and cash beginning on August 1, 2008 as follows: $50,000 in additional shares of Company’s restricted common stock, as well as $40,000 in cash, on August 1, 2008; $50,000 in additional shares of Company’s restricted common stock, as well as $50,000 in cash, on February 1, 2009; $100,000 in additional shares of Company’s restricted common stock, as well as $100,000 in cash, on August 1, 2009;  $200,000 in cash, on February 1, 2010; and $140,000 in cash, on August 1, 2010.

What Are We Buying?:
Pacific Sands has purchase all of the assets of Natural Choices including inventory, formulations, product lines, trademarks, customer databases, etc. and its consulting and private label businesses. The primary value of the company comes in the form its product line, revenue stream, its loyal customer base and its well-established reputation.

Natural Choices utilized outside contract manufacturers to make most of its products, consequently it had minimal capital assets.

Benefits to Pacific Sands and its Shareholders

Increased Cash Flow and Liquidity:
A review of income statements and balance sheets suggest that Natural Choices has nearly the same trailing 12 month sales as Pacific Sands at a similar gross profit. Using these unaudited figures as a basis, management believes that the combined sales figures of the two companies combined with the cost savings that increased in-house production as well as other benefits that Pacific Sands provides, will substantially improve the cash flow of the Company.

Reduced Overhead for Natural Choices:
By merging into Pacific Sands, the operational overhead for Natural Choices is significantly reduced, thus potentially substantially increasing gross margins for the Natural Choices products. Natural Choices cost savings include general overhead such as rent and utilities and employee and accounting expenses.

Potential Growth Through In-House Marketing and Sales Support:
Pacific Sands has focused its efforts primarily on marketing and sales for the several years. Consequently, we have a highly qualified marketing and sales staff as well as internal production ability for new labels, printing, video, internet and imaging. Natural Choices has placed more focus on new product development. Consequently, we now have the ability to apply Pacific Sands marketing and sales staff to a fresh, new line of products that, while achieving relatively significant sales, has never been aggressively marketed.

Less Reliance on Narrow Market Channels:
To Date, Pacific Sands has achieved the majority of its sales through the sale of its Ecoone pool and spa water management systems. Since the management transition of 2004, the Company has grown this business in excess of 12 fold. While management believes that the Company will continue to grow the pool, spa and water maintenance sections of the business at its current rate or better, the addition of new sales channels and markets will serve to insulate the Company from industry-specific slow downs and enhance the overall stability of the Company's revenue stream.

The market for environment and health friendly consumer and commercial cleaning products is still in the very early stages and is expanding rapidly. Management believes that the acquisition of Natural Choices, which is already well-established in these markets, places Pacific Sands in an ideal position to actively compete in the environmental products market place.

Expanded Business Model to include Relabel and Custom Formulation:
Natural Choices achieves a significant portion of its revenue through private and custom label sales. Pacific Sands will continue to foster and pursue this business model as it offers the fastest track entre into the 'big box” distribution. Natural Choices currently sells to approximately 25 relabel and custom label customers. A number of these are manufacturers who already have established sales channels of complementary products through national hardware and building supply chains such as Home Depot, Lowes, etc. For instance, a major paint manufacture may have a desire to sell a cleaning product to compliment their paint line but no interest in developing or manufacturing that product. This is the ideal situation where Natural Choices' broad spectrum of specialty products can fill a market niche with a built-in distribution channel without having to expend the marketing and sales dollars generally necessary to gain access to those markets.

Funding Strategy
The purchase deal as outlined above was designed to have the majority of cash payments at the back end of the payout schedule. This not only gives Pacific Sands time before having to accumulate significant amounts of capital to pay for the business, it also affords us the ability to put eight or more quarters of significant growth on the books. Management believes that it is possible that the cash payments for the Natural Choices acquisition due in 2009 and 2010 will be paid from operating profits.

Initial Funding:
The initial funding for the transaction was provided through the sale of restricted stock to an individual investor.

Continuing Funding:
Management anticipates that continuing funding will be required to invest additional capital as needed toward enhancing the Company's internal manufacturing capacity and improving its marketing and sales efforts.

Lines of Credit:
The Company currently has a line of credit with Chase Bank for $100,000. Management believes that the Company's ability to raise conventional financing will continue to improve as it develops a sales history with the combined revenues of Natural Choices and the Company's existing and growing business.

Additional Funding Sources:
Pacific Sands is currently in discussions with a number of other potential funding sources contemplating both conventional loan as well as the sale of restricted stock. Management will continue to pursue funding options that are in the best interest in the Company and its shareholders.

Other than the transaction described above the Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

The Company presently has inclusive of the acquistion seven full time and two part time employees.

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

During the fourth quarter of fiscal 2007, the Company implemented a new accounting software system that has and will continue to improve maintenance of accounting records and enhance controls over financial reporting.

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

(b) Changes in internal controls and procedures

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On January 24, 2008 Pacific Sands, Inc. (“Company”) and its former CEO, Stanley Paulus, entered into a settlement agreement resolving all legal actions between them, each party being responsible for its own legal expenses. Proceedings had been pending in the US District Court, Eastern District of California.  The proceedings involved certain compensation and note claims alleged by Mr. Paulus, as well as certain allegations by the Company relating to compensation and performance deficiencies during Mr. Paulus’ tenure as CEO.  The Company will pay Mr. Paulus $100,000 over a two and a half year period.  The Company had previously accrued $105,000 for this contingent liability.

Mr. Paulus extended an option to the Company for a pre-payment discount. Once payment is completed, Mr. Paulus shall file a dismissal with prejudice within two weeks thereafter

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2007, an accredited investor purchased 522,222 shares of restricted stock $47,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

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

PACIFIC SANDS, INC.

Dated: February 18, 2008	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: February 18, 2008	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer