Form 10QSB
period 2008-03-31
PACIFIC SANDS INC
filed 2008-05-15
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes    X         No ____

As of May 15, 2008, the Company had 38,699,771 shares outstanding of its $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

Yes ____      No  _ X

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2007 (unaudited)	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2008 and 2007 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3.	Quantitative and Qualitative Disclosers About Market Risk	22

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

SIGNATURES		26

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEET
MARCH 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,946
Trade accounts receivables, net of allowances for doubtful accounts of $13,602	202,068
Inventories	99,942
Prepaid expenses	7,193
Other current assets	11,236
Total Current Assets	322,385

PROPERTY AND EQUIPMENT
Furniture and equipment	24,954
Manufacturing equipment	25,204
Leasehold improvements	3,035
Computer software	15,277
68,470
Less accumulated depreciation	(27,273)
Property and Equipment, net	41,197

OTHER ASSETS
Security deposits	816
Goodwill	846,703
Other Assets	847,519

Total Assets	$1,211,101

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - bank	$105,224
Notes payable - other	25,000
Current maturities of long-term obligations	188,565
Accounts payable	174,404
Customer deposits	18,062
Accrued expenses	190,266
Deferred compensation	139,732
Total Current Liabilities	841,253

LONG TERM LIABILITIES
Capital leases, less current portion	8,908
Notes payable - Natural Choices acquisition, less current portion	503,936
Notes payable - settlement obligation, less current portion	62,500

Total Liabilities	1,416,597

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized, 45,308,958 shares issued and 38,699,771 shares outstanding)	45,310
Additional paid in capital	3,898,363
Treasury stock, at cost	(132,030)
Accumulated deficit	(4,017,139)
Total Stockholders' Equity	(205,496)

Total Liabilities and Stockholders' Equity	$1,211,101

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

NET SALES	$243,145	$151,486	$576,187	$377,612
COST OF SALES	73,079	69,074	204,522	175,797

GROSS PROFIT	170,163	82,412	371,665	201,815

SELLING AND ADMINISTRATIVE EXPENSES	251,319	202,318	661,080	740,269

LOSS FROM OPERATIONS	(81,156)	(119,906)	(289,415)	(538,454)

OTHER INCOME (EXPENSE)
Interest expense	(8,992)	(13,118)	(17,870)	(37,828)
Other	5,096	171	10,096	174

LOSS BEFORE INCOME TAXES	(85,148)	(132,853)	(297,189)	(576,108)

INCOME TAXES	-	-	-	-
NET LOSS	$(85,148)	$(132,853)	$(297,189)	$(576,108)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.004)	$(0.008)	$(0.018)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	37,503,493	33,985,846	35,382,982	32,687,522

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,189)	$(576,108)

Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	10,180	6,333
Deferred compensation	-	36,346
Compensation expenses on stock options granted	-	134,211
Common shares and rights issued for services and compensation	73,350	158,758
Changes in assets and liabilities -
Trade accounts receivable	(85,774)	44,913
Inventories	7,002	19,650
Prepaid expenses	9,899	(827)
Other assets	(5,077)	(7,090)
Accounts payable and other current liabilities	108,963	19,690

Net Cash Used in Operating Activities	(178,646)	(164,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Natural Choices - initial payment	(60,000)	-
Purchases of equipment	-	(8,801)
Net Cash Used in Investing Activities	(60,000)	(8,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	167,000	10,900
Issuance of treasury stock	-	125,000
Issuance of notes payable	140,864	71,809
Exercised stock options	-	20,000
Repayment of note payable and long term obligation	(65,443)	(43,681)
Deferred compensation payments	(15,798)	-

Net Cash Provided by Financing Activities	226,623	184,028

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,023)	11,103

CASH AND CASH EQUIVALENTS
Beginning of year	13,969	4,977

End of year	$1,946	$16,080

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2008 AND 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2008	2007

Cash paid during the year for:
Interest	$5,973	$24,710
Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING AND INVESTING ACTIVITIES
Conversion of debt to equity	$41,048	$38,807
Capital lease obligations	$8,892	$6,368
Common stock issued as down payment for machinery purchased under capital lease	$4,108	$-
Reclassification of settlement obligation (previously recorded as deferred compensation)	$100,000	$-
Debt obligation incurred upon acquisition of the assets of Natural Choices Home Safe Products	$647,814	$-

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The Company manufactures and distributes nontoxic cleaning and water treatment products with applications ranging from home spas and swimming pools to cleaning and pet care.  In addition, through its recent acquisition of Natural Choices Home Safe Products, the Company has begun to market environment and health-responsible commercial and home cleaning products.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation - For financial reporting purposes, depreciation of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation charges totaled $10,180 and $6,332 during the nine months ended March 31, 2008 and 2007, respectively.

Revenue Recognition - Revenue from sales to distributors and resellers is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal nine months ended March 31, 2008 and 2007, advertising and promotion costs totaled $12,547 and $20,630, respectively.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables. Management believes that the current specific and general receivable reserves aggregating $13,602 are adequate as of March 31, 2008.

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

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2008, the Company has incurred cumulative losses of $4,017,139.  The company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories at March 31, 2008 consisted of the following:

Raw materials	$84,578

Finished goods	15,364

Total	$99,942

5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2008 consisted of the following:

Accrued compensation	$75,784
Accrued taxes	40,308
Accrued professional fees	51,500
Accrued other	22,674
Total	$190,266

6.	NOTES PAYABLE

The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.  As of March 31, 2008, $5,352 was outstanding against the line of credit.

On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the term of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.  As of March 31, 2008, the amount due on the line of credit was $99,872.

Notes payable - other consist of three small unsecured notes to stockholders and directors at rates fluctuating up to 10%.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

7.	LONG TERM OBLIGATIONS

      Long term obligations consist of the following:

Long term obligations consist of the following capital lease obligations: a four year agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%;  a three year agreement for computer hardware with an imputed interest rate of 21.62%, placed in service in August 2005; a three and a half year agreement for software with an imputed interest rate of 12.64%, placed in service in January 2006; a two year agreement for computer hardware with an imputed interest rate of 22.81%, placed in service in September  2006; a three year agreement for machinery with an imputed interest rate of 11.66%, placed into service in March 2008.   Monthly installment payments are $691, $93, $312, $59, and $342 respectively with a bargain purchase option at the end of each lease of $1. All of the above agreements have been accounted for as capital leases in accordance with generally accepted accounting principles.

Note payable – settlement obligation is due to a former officer of the Company pursuant to a settlement of a legal dispute between the Company and the former officer.  Under the terms of the settlement agreement, the Company will pay $100,000 over a two and a half year period beginning in February 2008. The Company has the option to settle the entire obligation if it pays the officer a total of $80,000 by December 7, 2008. Prior to the settlement agreement being executed, the Company had accrued $100,000 as deferred compensation and $10,000 of accrued interest related to this obligation. As a result of the settlement the Company reduced accrued interest by $10,000 and recorded the amount as other income.

      Debt obligation incurred in connection with the acquisition of Natural Choices was $646,814 ($730,000 less imputed interest of $82,186). See Note 8.

8.	ACQUISITION

On February 8, 2008 the Company completed the purchase of the assets Natural Choices Home Safe Products, LLC (“Natural Choices”) pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock payable over a three-year period as follows:
•	$50,000 in the form of 500,000 shares of the Company’s restricted common stock paid as earnest money prior to closing.
•	$60,000 in cash and $50,000 in the form of the Company’s restricted common stock paid at closing.
•	$40,000 in cash and $50,000 in the form of the Company’s restricted common stock due August 1, 2008.
•	$50,000 in cash and $50,000 in the form of the Company’s restricted common stock due February 1, 2009.
•	$100,000 cash and $100,000 in the form of the Company’s restricted common stock due August 1, 2009.
•	$200,000 in cash due February 1, 2010.
•	$140,000 in cash due August 1, 2010.

The aggregate consideration for the purchase price of Natural Choices was recorded by the Company as follows:

Common stock issued as earnest money prior to closing, at fair value	$50,000
Cash paid at closing	60,000
Common stock issued at closing, at fair value	50,000
Debt obligation incurred	730,000
Less: imputed interest on debt obligation incurred	(82,186)
$807,814

If the acquisition had ocurred at the beginning of the period, net sales for the three and nine months ended March 31, 2008 would have been $278,384 and $861,707, respectively. Net loss for the three and nine months would have been $289,905 and $93,738, respectively, and loss per share would have been $.002 per share and $.008 per share, respectively.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The acquisition of the assets of Natural Choices has been accounted for as a purchase and the purchase price, including the direct costs of acquisition, have been allocated as follows:

Accounts receivable	$17,645
Inventories	13,687
Accounts payable	(40,221)
Direct cost of acquisition	(30,000)
Goodwill	846,703
$807,814

The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed was recorded as goodwill. These allocations are subject to revision.

9.	STOCKHOLDERS' EQUITY

On September 25, 2007, the Company issued 200,000 shares of its common stock, par value $0.001 per share, to an unrelated investor for $20,000.

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

On December 28, 2007, the Company issued 500,000 shares of its common stock, par value $0.001 per share as earnest money toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC (See Note 14).  The fair market value of the shares on the date issued was $0.10 per share. The Company recorded the earnest payment related to the issuance of the these shares as a prepaid non-current asset

On December 31, 2007, the Company issued 522,222 shares of its common stock, par value $0.001 per share, to an unrelated investor for $47,000.

On December 31, 2007, the Company issued 60,000 shares of its common stock, par value $0.001 per share, to its three directors and 235,000 shares of its common stock, par value $0.001 per share, to employees and consultants. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $21,150 related to the issuance of these shares.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On February 8, 2008, the Company issued 500,000 shares of its common stock, par value $0.001 per share as payment toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC.  The fair market value of the shares on the date issued was $0.10 per share.

On February 8, 2008 the Company converted two notes payable due to unrelated parties plus accrued interest totaling $31,928 into 399,095 shares of its common stock, par value $0.001 per share.  The fair market value of the shares on the date issued was $0.08 per share.

On February 8, 2008, the Company issued 125,000 shares of its common stock, par value $0.001 per share, to a consultant for services performed. The fair market value of the shares on the date issued was $0.095 per share.

On February 8, 2008, the Company issued 1,250,000 shares of its common stock, par value $0.001 per share, to an unrelated investor for $100,000.

On March 4, 2008, the Company converted accounts payable of $9,120 into 114,000 shares of its common stock, par value $0.001 per share.  The fair market value of the shares on the date issued was $0.08 per share.

On March 31, 2008, the Company issued 48,330 shares of its common stock, par value $0.001 per share as partial payment for machinery and equipment purchased under a capital lease agreement.  The fair market value of the shares on the date issued was $0.085 per share.

On March 31, 2008, the Company issued 80,000 shares of its common stock, par value $0.001 per share, to its three directors and 40,000 shares of its common stock, par value $0.001 per share, to a consultant. The fair market value of the shares on the date issued was $0.085 per share.  The Company recorded compensation expense of $10,200 related to the issuance of these shares.

10.	LEASE COMMITMENTS

The Company entered into a one and a half year lease expiring July 31, 2007 for 11,000 square feet of office and warehouse space for approximately $2,000 per month. Subsequent to expiration, the Company is leasing the facility on a month to month basis under the existing terms.  The Company is responsible for insuring the premises.  Rent expense was approximately $22,203 and $18,006 for the nine months ended March 31, 2008 and 2007, respectively.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

11.	LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net earnings. a  Diluted earnings per common assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share.
	Nine Months Ended
	March 31, 2008	March 31, 2007

Numerator
Basic and diluted loss	$(297,189)	$(576,108)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	35,382,982	32,687,522

Basic and diluted loss per common share	$(0.008)	$(0.018)

Outstanding stock options were not included in the computation of diluted earnings per common share for the nine month periods ended March 31, 2008 and 2007 since it would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	March 31, 2008	March 31, 2007
Stock options	3,000,000	3,000,000

12.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2008 are as follows:

Net Operating Loss Carryforwards	$788,000
Deferred compensation	81,000
Stock Option Compensation	65,000
Valuation Allowance	(934,000)
Net deferred Tax Asset	$-

At March 31, 2008, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,694,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Effective July 1 2007, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  The adoption of FIN No. 48 did not have a material impact on the Company’s financial statements for the nine months ended March 31, 2008.

13.	RELATED PARTY TRANSACTION

Two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of March 31, 2008, the deferred compensation for these two officers was $139,700.  Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of March 31, 2008.  The deferred compensation charged to operations for the nine months ended March 31, 2007 was $36,300. No amounts were charged to deferred compensation for the nine months ended March 31, 2008. Payments of deferred compensation of $15,800 were made by the Company to one of the officers during the nine months ended March 31, 2008.

14.	COMMITMENTS AND CONTINGENCIES

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On January 24, 2008 Pacific Sands, Inc. (“Company”) and its former CEO, Stanley Paulus, entered into a settlement agreement resolving all legal actions between them, each party being responsible for its own legal expenses. Proceedings had been pending in the US District Court, Eastern District of California.  The proceedings involved certain compensation and note claims alleged by Mr. Paulus, as well as certain allegations by the Company relating to compensation and performance deficiencies during Mr. Paulus’ tenure as CEO.  The Company will pay Mr. Paulus $100,000 over a two and a half year period. Mr. Paulus extended an option to the Company for a pre-payment discount. Once final payment is made, Mr. Paulus shall file a dismissal with prejudice within two weeks thereafter.

15.	CONCENTRATIONS

The Company distributes water treatment and nontoxic cleaning products to the entire U.S. market.  For the nine months ended March 31, 2008 and 2007, one customer accounted for approximately 25% and 20% of the Company's sales.

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

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, a bank line of credit and the sale of rule 144 stocks through private placement. The Company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

ACQUISITION OF NATURAL CHOICES

On February 8, 2008 the Company completed the purchase of the assets Natural Choices Home Safe Products, LLC (“Natural Choices”) pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock payable over a three-year period.

Natural Choices Home Products markets environmentally and health friendly consumer and commercial cleaning products both in United States and various territories outside the U.S.  Management believes that the acquisition of Natural Choices benefits the Company in several ways as discussed below.

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

Potential Growth Through In-House Marketing and Sales Support:
Pacific Sands has focused its efforts primarily on marketing and sales for the past several years. Consequently, we have a highly qualified marketing and sales staff as well as internal production ability for new labels, printing, video, internet and imaging. Natural Choices has placed more focus on new product development. Consequently, we now have the ability to apply Pacific Sands marketing and sales staff to a fresh, new line of products that, while achieving relatively significant sales, has never been aggressively marketed.

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

Expanded Business Model to include Re-label and Custom Formulation:
Natural Choices achieves a significant portion of its revenue through private and custom label sales. Pacific Sands will continue to foster and pursue this business model as it offers the fastest track to entry into the 'big box” distribution. Natural Choices currently sells to approximately 25 re-label and custom label customers. A number of these are manufacturers who already have established sales channels of complementary products through national hardware and building supply chains such as Home Depot, Lowes, etc. For instance, a major paint manufacture may have a desire to sell a cleaning product to compliment their paint line but no interest in developing or manufacturing that product. This is the ideal situation where Natural Choices' broad spectrum of specialty products can fill a market niche with a built-in distribution channel without having to expend the marketing and sales dollars generally necessary to gain access to those markets.

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2008 compared to the three months ending March 31, 2007.

For the three months ending March 31, 2008 net sales were $243,242, an increase of 61% over net sales of $151,486 for the same period in 2007. The increase in sales is attributable to the additional sales recorded as a result of the acquisition of Natural Choices.

Cost of Goods Sold was $73,079 or 30% of net sales compared to $69,074 or 46% for the same period the previous fiscal year. The significant decrease is due in part to difference in gross margins between the existing Pacific Sands products and the Natural choices products.  In addition there were some costing adjustments as a result of new less costly packaging designs.

For the three months ending March 31, 2008, selling and general administrative expenses were $251,319 compared to $202,318 for the three months ending March 31, 2007. The overall increase in selling and general administrative is due part to an increase in compensation expense for the addition of the former officers of Natural Choices and one additional employee who began employment during the second quarter of fiscal 2008.   Other selling, general and administrative have also increased as a result of the volume increase.

Interest expense for the three months ended March 31, 2008 was $8,992 as compared to $13,118 for the same period in fiscal 2007.  The decrease is attributed to the reduction of five capital lease obligations for which the Company makes monthly payments thus reducing the principal owed. Other income of $5,000 relates to the reversal of a liability that had been accrued as a note due to a former officer of the Company. In December 2007, the Company and the former officer agreed to a settlement. The $5,000 represents the amount of principal accrued in excess of the settlement amount.

Net loss for the three months ended March 31, 2008 was $85,148 or $0.002 per share compared to a net loss of $132,853 or $0.004 per share for the same period in fiscal 2007.

Results for the nine months ending March 31, 2008 compared to the nine months ending March 31, 2007

For the nine months ending March 31, 2008 net sales were $576,187 compared to net sales of $377,612 for the same period in 2007. The increase of 53% in net sales is attributable in part to the additional sales recorded as a result of the acquisition of Natural Choices. In addition, a number of other factors contributed including a continuing increase in the number of retail outlets carrying the ecoONE® pool and spa treatment products.

Gross profit for the nine months ending March 31, 2008 was $371,665 or 64% compared to $201,815 or 53% for the nine months ending March 31, 2007.  In part, increase in gross profit percentage can be attributed to the Natural Choices products and certain costing adjustments made during the current quarter. In addition, the higher gross profit during the nine months ended March 31, 2008 also resulted from newer less costly packaging designs.

For the nine months ending March 31, 2008, selling and general administrative expenses were $661,080 compared to $740,269 for the nine months ending March 31, 2007. During the nine months ended March 31, 2007, the Company recorded stock based compensation related to the issues of common stock for services and stock options to its officers, of approximately $293,000 compared to stock based compensation of $73,350 for the nine months ended March 31, 2008.  Other general and administrative expenses increased during the nine months ended March 31, 2008 with the addition of employees and the acquisition of Natural Choices.

Interest expense for the nine months ended March 31, 2008 was $17,869 as compared to $37,828 for the same period in fiscal 2007.  The decrease is attributed to the reduction of five capital lease obligations for which the Company makes monthly payments thus reducing the principal owed. In addition, during the nine months ended March 31, 2007 the Company accrued interest of $5,000 on deferred compensation owed to a former officer. The accrued interest was reduced by $5,000 in December 2007 pursuant to the terms of a settlement agreement between the Company and the former officer. The $5,000, along with the reversal of $5,000 of related debt, was recorded as other income on the Statement of Operations.

Net loss for the nine months ended March 31, 2008 was $297,189 or $0.008 per share compared to a net loss of $576,108 or $0.018 per share for the same period in fiscal 2007. The larger loss during the nine months ended March 31, 2007 is attributed to lower sales volume and significantly higher selling and administrative expenses resulting from stock based compensation in the form of options issued to officers and restricted common stock issued to officers, directors and consultants.

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

At the March 31, 2008, the Company had current assets of $322,385 and total assets of $847,519. Cash and cash equivalents totaled $1,946 on March 31, 2008. Non current assets include Goodwill resulting from the acquisition of natural Choices in the amount of $846,703.

Current liabilities at March 31, 2008 were $ 841,253. Current liabilities include accounts payable, customer deposits and accrued expenses totaling approximately $383,000.  Notes payable to banks approximate $105,000. Current liabilities also include $30,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007. The non-current portion of the note is $62,500 payable over a two year period.  Finally, current liabilities include the current portion of the debt obligation incurred for the acquisition of Natural Choices.  The non current portion of the debt is $504,000.  The debt is payable in cash and the Company’s restricted common stock over a three year period as follows:

●	$50,000 in the form of 500,000 shares of the Company’s restricted common stock paid as earnest money prior to closing.
●	$60,000 in cash and $50,000 in the form of the Company’s restricted common stock paid at closing.
●	$40,000 in cash and $50,000 in the form of the Company’s restricted common stock due August 1, 2008.
●	$50,000 in cash and $50,000 in the form of the Company’s restricted common stock due February 1, 2009.
●	$100,000 cash and $100,000 in the form of the Company’s restricted common stock due August 1, 2009.
●	$200,000 in cash due February 1, 2010.
●	$140,000 in cash due August 1, 2010.

Net cash used in operating activities during the nine months ended March 31, 2008 was $178,646 compared to $164,124 used in operating activities during the nine months ended March 31, 2007. The net loss for the nine months ended March 31, 2007 was significantly higher than the same period in the current fiscal year, however a large portion of the 2007 loss was attributable to stock based compensation and thus did not impact cash flows.

The Company used $60,000 in cash at closing of the acquisition of Natural Choice. For the nine months ended March 31, 2007, cash flows used in investing activities totaled $8,801 for the purchase of capital assets...

Net cash provided by financing activities was $226,623 and $184,028 for the nine months ended March 31, 2008 and 2007, respectively. In July 2007, the Company executed a bank line of credit for $100,000. At March 31, 2008 the Company had a balance due of approximately $99,000. The proceeds were used primarily to fund operations. Additionally, the Company received $167,000 by issuing 1,972,222 shares of its common stock to three unrelated investors during the nine months ended March 31, 2008. A portion of those funds were used to make the initial cash payment for the acquisition and fund certain other direct costs of acquisition.

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

None

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: May 15, 2008	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer