Form 10KSB
period 2008-06-30
PACIFIC SANDS INC
filed 2008-10-14
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

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

Check whether the issuer is not required to file reports pursuant to the Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐   No  ☒

State issuer’s revenues for fiscal year 2008: $976,356

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 13, 2008, the aggregate market value of common equity held by non-affiliates was $1,653,683.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 13, 2008 there were 40,116,182 shares outstanding.

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

Item 1. Description of Business.

The Company:
Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies," “ecoone.biz” and Natural Choices.

In mid-June of 2004 the Company completely reorganized its management and leadership team. Since that time the Company has reported 16 consecutive quarters of sustained quarter over same quarter growth.  Pacific Sands develops, manufactures, markets and sells a range of nontoxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care.

In mid February of 2008, The Company acquired Natural Choices Home Safe Products, LLC ("Natural Choices"), a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health, pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company believes that it now has the largest selection of oxygen bleach based formulations available anywhere both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

The Company achieves the bulk of its sales and revenues through three primary routes to market:

Pacific Sands Branded Products:
Pacific Sands has three primary brands that are sold through retail distribution in numerous outlets in the U.S., Canada and Europe: ecoone®, e-2 elemental earth® and Natural Choices™.

Contract Manufacturing and Private Label:
With the acquisition of Natural Choices, Pacific Sands now has one of the largest portfolios of consumer cleaning, laundry and pool and spa water management products available for private label of any U.S. manufacturer. We are particularly dedicated to the development of brand extensions helping the manufacturers of existing consumer brands to quickly introduce new products to market, complementary to their existing portfolio in order to expand their revenue base and capitalize on their existing brand capital and self space.

Direct & Internet Retail:
While direct retail is primarily used by the Company as a tool to educate consumers and provide ready access to information about the products the company offers, our direct sales represent a significant portion of the revenue stream of the Company at this time.

At its heart, Pacific Sands, Inc. is an environmental products Company. Our core product philosophy revolves around the development, manufacture and sale of industry-unique, nontoxic and/or 'less-toxic' solutions for consumer and commercial use. Our primary focal points in product development stress the reduction and/or elimination of hazards to the user and overall safety for the environment, pets and people with particular emphasis on child-safety.

It is the mission of Pacific Sands to provide earth-friendly solutions to everyday cleaning and water management problems, while continuously seeking a sustainable balance between the health of the planet and the needs of its people.

Brands, Products and Product Lines:

Natural Choices:
Natural Choices™ is a brand consisting of quality household cleaning and laundry products which are environmentally safe, superior in performance and economical to use. Natural Choices™ products are nontoxic upon decomposition and based on naturally derived raw materials when possible. Natural Choices™ products do not contain fillers and customer satisfaction is guaranteed 100%.

Natural Choices™ Background: The Natural Choices brand was founded in 1995 by Catherine Myers. She began to market her own environmentally friendly cleaning and laundry products as alternatives to the harsh and toxic products available on store shelves as well a replacement for the ineffective "safe" products she was finding. Her 10 years of R&D laboratory, formulating and technical testing experience, combined with her husband Marion's chemistry background, enabled her to offer a broad variety of products.

The Natural Choices™ product line now offers the most complete line of quality oxygen bleach-based cleaners available anywhere. The Natural Choices™ line also features an extensive line of soy-based products and products specifically developed for people with allergies and chemical sensitivities.

Of the dozens of available Natural Choices™ products, the most well known flagship product is Oxy-Boost. Oxy-Boost is a safe and effective alternative to chlorine based products and it can be used in many applications in and around the home.  It is based on sodium percarbonate which uses oxygen for de-staining and deodorizing.  Oxy-Boost is safe to use at all temperatures, on most washable fabrics, and all colors, in hard or soft water, and is compatible with other household cleaners.  Also, it produces no harmful by-products which negatively affect the environment.  Unlike chlorine bleach, which can merely cover up a stain and can harm fabric, Oxy-Boost attacks and breaks down organic stains to totally remove them from the garment. Oxy-Boost has hundreds of cleaning uses around the house and is the core formulation for all of our oxygen-bleach based technologies.

Ecoone® Pool and Spa Water Management Systems:

Pacific Sands’ ecoone® pool and spa care and water management products completely rethink conventional water care tactics to provide what we believe are the safest, easiest to use and most environmentally friendly products available today.

In 2008, the ecoone® Spa Treatment system was cited by the pool and spa industry’s Aqua Magazine as a ‘greener’ alternative to conventional spa water care. The industry’s leading professional publication, “Pool and Spa News” also picked our ONESHock product as one of the top 50 products for 2008.

ecoone® Spa Treatment System:
The ecoone® Spa Treatment System consists of a full complement of products designed to simplify spa maintenance, enhance user satisfaction and reduce the overall chemical load of consumer hot tubs and spas. The system is compatible with most conventional sanitizers and is particularly effective with the Company's ONEShock™ sanitizing product.

ecoone® SPA monthly is the safe, nontoxic core of the ecoone® system that naturally solves most spa water treatment problems naturally. A little goes a long way. To sustain a spa that is so soft and safe your Grandma can use it is as easy as one bottle of SPA monthly every 30 to 45 days. It’s that easy!

ONEShock completes the ecoone® Spa Treatment System by providing a safer to use, proven sanitizer / shock combo in convenient to use, single dose dissolving packets. ONEShock delivers powerful water sanitation to spas without the risk and dangers of exposure to powdered or liquid sanitizers. Distribution of the ONEShock product began on a state by state basis in fiscal 2008.

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

ecoone® is a registered trademark of Pacific Sands, Inc.

e-2 elemental earth®:
Our e2-elemental earth® branded cleaning product line, originally developed by Pacific Sands board member and former SC Johnson and Son lead research chemist Dr. Jack Hagarty, are specifically designed to reduce chemical exposure to children and pets. These innovative home cleaning products are Earth-friendly while still delivering the same expected efficacy of a typical consumer product.  All of our cleaning product lines are all chlorine and ammonia free. Many of the products in the e-2 elemental earth® line, particularly the e-2® Baby’s Nursery Spray are not only safe to use around children, but designed to be used by children over the age of three (with supervision) to help their parents with light household cleaning chores.

e-2 elemental earth® is a registered trademark of Pacific Sands, Inc.

Product and Practice Information:
Many of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. Citing the versatility of the Company's core formula and referring to it as a '...hinge pin technology,' Wal-Mart's Innovation Network awarded the product the highest "Success Likelihood Score" ever granted in that program's 22 year history.

All of Pacific Sands Products are animal cruelty free. Pacific Sands does not test its products on animals nor does it support animal testing. Pacific Sands does not buy raw materials from manufacturers who engage in animal testing.

All of Pacific Sands products are made in the USA. Pacific Sands supports fair trade practices and, whenever possible, purchases its raw materials from American companies or from nations that also support fair labor and trade practices.

Management believes that the Company's product offerings have a strong competitive edge in the pool and spa marketplace as well as the rapidly expanding environment and health-friendly products mark. Our product lines satisfy the environment and health conscious consumer's primary needs in that they combine a high level of efficacy with earth and health safety considerations.

Industries and Markets:
Pool and Spa Products:

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

Nontoxic and environmentally-friendly Cleaning Products:
The market demand for cleaning and household products that are safer for the environment and health, particularly the health of children is on the rise. Pacific Sands household cleaning products fill an important niche in the overall household cleaning products marketplace and are designed specifically to be a safer cleaning alternative in households with children and pets.

Marketing and Sales:
The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. Our products are also sold through numerous popular pool and spa websites including www.poolandspa.com and www.waterwarehouse.com.

The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

Representative Sales Venues:

Direct and Internet Channels: Despite the rapid expansion of the Company’s customer and dealer base for the ecoone® pool and spa products, much of the Company’s potential customer base in the U.S. still does not have direct access to 'brick and mortar' retail outlets carrying the products. Consequently, the Company sells direct to consumers via phone sales and internet orders through its numerous websites including www.pacificsands.biz, www.oxyboost.com, www.ecoone.biz and www.ecogeeks.com. Direct sales have not only helped to add to the Company’s customer base but have led to the establishment of numerous dealers and distributors through a combination of customer recommendations and broad internet presence. Additionally, the ability to sell directly adds to the Company's gross profits, facilitating a pricing structure that is very attractive to dealers and distributors.

Pool and Spa Retail Stores: Pacific Sands pool and spa products are sold through numerous pool and spa retail stores throughout the U.S., Canada and overseas. These stores are generally smaller, privately held businesses run by pool and spa professionals who are educated in water chemistry and chemical sales. Retail stores either buy their ecoone products directly, through www.ecoone.biz or through one of our many distribution outlets.

Distribution: Pacific Sands ecoone pool and spa products are now distributed by major US and overseas distributors including SCP Pool Corp, Hawkeye Manufacturing, California Specialty Distributors, and Baystate Pool Supply among others. California Specialty Distributors also acts as one of the Company's European distribution centers.

Contract Manufacturing, Custom Formulation and Private Label:
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

Private Label and Contract Manufacturing:
Pacific Sands’ Natural Choices products offer one of the largest portfolios of nontoxic, earth, health pet and kid-friendly available for private label anywhere. The Company also offers custom formulation and product consultation.

Our products are currently privately labeled by dozens of companies ranging from small fundraising entities to nationally recognized brands using single product extensions.

The Company is able to offer complete ‘cradle to customer’ product development including formulation, manufacturing, labeling, marketing and shipping and can generally turn a product around from ‘concept to customer’ in 30 days or less.

Marketing Strategy:
The Company primarily uses a “demand side” product differentiation marketing strategy to create markets and introduce new customers to its products.

The Company also utilizes internet advertising and direct consumer advertising through internet, newspapers and magazines to attract customers. We market to dealers through post card campaigns, internet advertising, advertising in industry trade magazines and cross-branded advertising with our manufacturing partners and through our other products.

Industry trade shows also play an important role in the marketing of our pool and spa lines, private label and branded cleaning products to new dealers, distributors and manufacturers.

Intellectual Property

ecoone® is a registered trademark of Pacific Sands Inc.
e-3 elemental earth® is a registered trademark of Pacific Sands, Inc.

The Company manufactures a broad range of earth, health and kid-friendly pool and spa and household cleaning products. Generally, these types of products are difficult, if not impossible to patent. The products that the Company develops and manufactures are protected by in-house trade secret practices which include non-compete and non-disclosure contracts with employees and vendors.

Competition:
Pacific Sands is one of many companies that manufacture, market and sell pool, spa, cleaning and water filtration products. The Company’s products account for a small percentage of any of those markets. Management believes that through continued aggressive marketing, the Company’s products can compete in these markets as evidenced by the rapid growth of our pool and spa product lines.

Research and Development:
Pacific Sands formulations were and are developed in-house and use proprietary blends of natural and safely synthesized compounds. Pacific Sands has two research chemists on staff, who oversee and conduct new product research and development.

The Company has an in-house chemistry lab where new products are developed and manufacturing QA and QC is overseen.

Manufacturing:
Pacific Sands formulates, manufactures and fills the majority of its liquid and powder products in the Company's manufacturing and warehousing facility in Racine, WI. The facility is sufficient to meet current and anticipated demand for products for the foreseeable future.

The Company utilizes a modular liquid filling line that can be expanded at relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has preemptive arrangements with regional liquid and powder bottling facilities in the event that demand for our products far exceeds the Company's manufacturing capacity.

Since establishing its liquid filling line, the Company has not had any substantial delay in production, resulting in delayed product delivery. The Company uses outside vendors and manufacturers for its filtration products, EPA regulated and promotional materials and has, on occasion experienced delays only as a result of vendor delays.

The Company also has a six head semi-automated overflow liquid filler which can be used for filling longer production runs and is easily adapted to a fully automated production filler.

In July of 2008, the Company installed a semi-automated powder product mixing and filling facility which is used to manufacture all of its powdered laundry and cleaning products.

As of June 30, 2008, the Company had 8 full time (two of whom are officers of the Company) and 3 part time employees and numerous consultants and sales representatives who are not considered to be employees of the Company.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of 4th quarter, 2007 and 4th quarter of fiscal year 2006, the Company, since commencing operations, has not been profitable on an annual or quarterly basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
The Company's present plans require an amount of expenditure and working capital. In the future the Company will likely require financing in addition to the cash generated from operations to fund planned growth. If additional resources are unavailable, the Company may be unable to grow according to its present plan.

GOING CONCERN:
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2008, relating to our ability to continue as a going concern. We cannot assure investors that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

There is currently only a limited public market for the Company’s common stock, which is listed on the OTC Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.

Item 2. Description of Property.

The Company leases approximately 12,000 square feet of office and warehouse facilities under an operating lease expiring March 31, 2010.

Item 3. Legal Proceedings.

The Company is involved in no legal proceedings at this time.

On January 24, 2008 Pacific Sands, Inc. (“Company”) and its former CEO, Stanley Paulus, entered into a settlement agreement resolving all legal actions between them, each party being responsible for its own legal expenses. Proceedings had been pending in the US District Court, Eastern District of California.  The proceedings involved certain compensation and note claims alleged by Mr. Paulus, as well as certain allegations by the Company relating to compensation and performance deficiencies during Mr. Paulus’ tenure as CEO.  The Company will pay Mr. Paulus $100,000 over a two and a half year period beginning in February 2008.  Mr. Paulus extended an option to the Company for a pre-payment discount. Once final payment is made, Mr. Paulus shall file a dismissal with prejudice within two weeks thereafter.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Security Holders during the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2008 and fiscal 2007, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2007
First Quarter	0.28	0.10
Second Quarter	0.16	0.11
Third Quarter	0.14	0.10
Fourth Quarter	0.125	0.075

Fiscal Year Ended June 30, 2008
First Quarter	0.14	0.078
Second Quarter	0.132	0.08
Third Quarter	0.105	0.079
Fourth Quarter	0.092	0.065

As of June 30, 2008, there were approximately 758 Holders.

The Company has never declared a cash dividend.

Transactions involving the Company’s securities during the fiscal year ended June 30, 2008 are summarized below.

On September 25, 2007, the Company issued 200,000 shares of its common stock to an unrelated investor for $20,000.

On September 25, 2007, the Company issued 60,000 shares of its common stock, par value $0.001 per share, to its three directors and 117,500 shares of its common stock, to three consultants for services performed. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $15,975 related to the issuance of these shares.

On October 10, 2007, the Company issued 87,500 shares of its common stock to three consultants for services performed. The fair market value of the shares on the date issued was $0.10 per share.  The Company recorded compensation expense of $8,750 related to the issuance of these shares.

On December 28, 2007, the Company issued 500,000 shares of its common stock share as earnest money toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC.  The fair market value of the shares on the date issued was $0.10 per share. The Company recorded the earnest payment related to the issuance of the these shares as a prepaid non-current asset

On December 31, 2007, the Company issued 522,222 shares of its common stock to an unrelated investor for $47,000.

On December 31, 2007, the Company issued 60,000 shares of its common stock to its three directors and 235,000 shares of its common stock to employees and consultants. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $26,550 related to the issuance of these shares.

On February 8, 2008, the Company issued 500,000 shares of its common stock as payment toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC.  The fair market value of the shares on the date issued was $0.10 per share.

On February 8, 2008 the Company converted two notes payable due to unrelated parties plus accrued interest totaling $31,928 into 399,095 shares of its common stock.  The fair market value of the shares on the date issued was $0.08 per share.

On February 8, 2008, the Company issued 125,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.095 per share. The Company recorded consulting fee expense of $11,875 related to the issuance of the shares.

On February 8, 2008, the Company issued 1,250,000 shares of its common stock to an unrelated investor for $100,000.

On March 4, 2008, the Company converted accounts payable related to professional services rendered of $9,120 into 114,000 shares of its common stock.  The fair market value of the shares on the date issued was $0.08 per share.

On March 31, 2008, the Company issued 48,330 shares of its common stock as partial payment for machinery and equipment purchased under a capital lease agreement.  The fair market value of the shares on the date issued was $0.085 per share.

On March 31, 2008, the Company issued 80,000 shares of its common stock to its four directors and 40,000 shares of its common stock to a consultant. The fair market value of the shares on the date issued was $0.085 per share.  The Company recorded compensation expense of $10,200 related to the issuance of the shares.

Item 6
Management’s Discussion and Analysis or Plan of Operation

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies," “ecoone.biz” and Natural Choices.

In mid-June of 2004 the Company completely reorganized its management and leadership team. Since that time the Company has reported 16 consecutive quarters of sustained quarter over same quarter growth.

Pacific Sands develops, manufactures, markets and sells a range of nontoxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care.

In mid February of 2008, The Company acquired Natural Choices Home Safe Products, LLC, a developer and manufacture of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company believes that it now has the largest selection of oxygen bleach based formulations available anywhere both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

The majority of the Company’s operating expenses are achieved through gross profits from the sale of its products.  The Company's goal is to achieve sustained and significant profitability through revenues achieved through the sale of its nontoxic, earth, health and kid-friendly, Pool, Spa, Household Cleaning and other product lines.

ACQUISITION OF NATURAL CHOICES

On February 8, 2008 the Company acquired Natural Choices Home Safe Products, LLC (“Natural Choices”) pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock payable over a three-year period.

Natural Choices markets environmentally and health friendly consumer and commercial cleaning products both in United States and various territories outside the U.S.  Management believes that the acquisition of Natural Choices benefits the Company in several ways as discussed below.

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

Potential Growth Through In-House Marketing and Sales Support:
Pacific Sands has focused its efforts primarily on marketing and sales for the past several years. We have a highly skilled marketing and sales staff as well as internal production ability for new labels, printing, video, internet and imaging. Natural Choices has placed more focus on new product development. Consequently, we now have the ability to apply Pacific Sands marketing and sales staff to a fresh, new line of products that, while achieving a relatively significant customer base, has never been aggressively marketed nationally.

Less Reliance on Narrow Market Channels:
To Date, Pacific Sands has achieved the majority of its revenues through the sale of its ecoone pool and spa water management systems. While management believes that the Company will continue to grow the pool, spa and water maintenance sections of the business at its current rate or better, the addition of new sales channels and markets will serve to insulate the Company from industry-specific slow downs and enhance the overall stability of the Company's revenue stream.

The market for environment and health friendly consumer and commercial cleaning products is still in the very early stages and is expanding rapidly. Management believes that the acquisition of Natural Choices, which is already well-established in these markets, places Pacific Sands in an ideal position to actively compete in the environmental products marketplace.

Expanded Business Model to include Contract Manufacturing, Re-label and Custom Formulation:
Natural Choices achieves a significant portion of its revenue through private label and custom formulation sales. Pacific Sands will continue to foster and pursue this business model as it offers the fastest track to entry into the 'big box” distribution. We now manufacture for more than 30 re-label and custom formulation customers. A number of these are manufacturers who already have established sales channels of complementary products through national hardware and building supply chains.

Results of Operations for Fiscal Year 2008 compared to Fiscal Year 2007

Results of operations for the fiscal year ending June 30, 2008 compared to the fiscal year ending June 30, 2007.

Revenues and Gross Profit

For the fiscal year ending June 30, 2008, the Company’s net sales were $976,357 compared to net sales of $596,774 for the fiscal year ended June 30, 2007. A significant portion of the 63% increase in sales is attributable to the acquisition of Natural Choices in February 2008. Fiscal year 2008 sales of Natural Choices products since February 2008 approximated $260,000.  Also contributing to the increase in sales were a number of other factors including a continuing increase in the higher number of retail outlets carrying the Company’s ecoone® pool and spa treatment products and increased direct Internet retail sales.

Gross profit for the fiscal year ending June 30, 2008 was $571,725 or 58.6%.while gross profit for the year ending June 30, 2007 was $366,050 or 61.3%.  The decrease in gross profit percentage is due in large part to the addition of the Natural Choices products, many of which have lower margins than the existing Pacific Sands pool and spa products. This is particularly true of many of the private label products which constitute a significant percentage of the overall sales of the Natural Choices product line. At the time of acquisition, Natural Choices manufactured the bulk of their liquid and powder cleaning and laundry products through contract manufacturers, adding significantly to the cost of manufacturing those products. The Company continued to outsource the manufacture of the majority of these products through 4th quarter of fiscal 2008 while it was building an in-house powder filling facility.

In mid-July, 2008, the company began producing the majority of its’ liquid and powder products in-house which will likely result in  a substantial savings in its cost of goods sold and higher margins in the coming quarters.

Net sales of $976,357 included sales during the fourth quarter of $412,171, an increase of 88% from $219,162 for the same period during the fiscal year ended June 30, 2007. The addition of Natural Choices products accounted for a large part of the increase. In addition, increases in direct internet retail sales, sales to retail outlets, distribution outlets and OEM manufacturers also contributed to the overall increase in sales during the final fiscal quarter.

The growth reflected in fourth quarter sales represents the 16th consecutive period of quarter over same quarter sales growth since the Company experienced a complete management transition in June 2004. Management expects its track record of same-quarter growth to continue for all of fiscal year 2009.

Operating Expenses

For the fiscal years ending June 30, 2008 and 2007, selling and general administrative expenses were $852,277 and $876,016, respectively.  The Company did not record any stock based compensation expense in the fiscal year ended June 30, 2008, whereas, in the fiscal year ending June 30, 2007, the Company recorded stock based compensation of $134,000 related to stock options granted to its executives. After deducting the charge for the stock option grants in FY 2007, selling and administrative expenses increased in FY 2008 by approximately $110,000.

Several factors contributed to the increase in operating expenses, primarily the addition of a full time sales manager. Additionally, upon closing the acquisition of Natural Choices, the Company hired under employment contracts, the two former owners of Natural Choices thus increasing administrative salary expense.  Two additional employees were also hired to accommodate the increase in production and sales volume resulting from the acquisition. A portion of these salaries are included in selling and administrative expense. Overall, salary expense included in operating expense was approximately $388,000 in fiscal 2008 compared to $335,000 in fiscal 2007.

The Company expanded its leased space and executed a new operating lease increasing its base rent from $2,000 to $3,750 per month.  For the year ending June 30, 2008 total rent expense was approximately $38,000 compared to $25,000 for the year ending June 30, 2007. Increases in product liability insurance, depreciation and IT/computer consulting and maintenance also contributed to an increase in operating expense over the prior fiscal year.

Other Income/Expense

Interest expense for the fiscal year ended June 30, 2008 was $44,055 compared $41,545 for the fiscal year ended June 30, 2007. Interest expense for the year ending June 30, 2008 includes $20,244 of amortized debt discount resulting from interest imputed on the debt incurred to acquire Natural Choices.  The balance of the interest expense relates to interest on the two lines of credit, capital leases and notes payable to shareholders and directors.

For the year ended June 30, 2008 the Company recorded $10,000 of other income that resulted from the reversal of $5,000 of debt and $5,000 interest accrued as part of an obligation to a former officer of the Company. Pursuant to the terms of a settlement agreement between the Company and the former officer, the Company is to pay a total of $100,000 to the former officer over a two and one half year period. The reversals represent amounts accrued in excess of the agreed settlement amount.

Net Loss

For the fiscal year ended June 30, 2008, the Company experienced a loss from operations of $280,552, a decrease of 45% compared to the loss from operations of $509,966 for fiscal year 2007.   The Company's net loss for fiscal year 2008 was $312,908, or $0.009, per share compared to $551,097, or $0.017 per share, for fiscal 2007. The decrease in losses is attributable primarily to the increased revenue achieved during FY 2008 with a significant portion of the increase coming from the addition of the Natural Choices product line in February 2008. The larger loss in FY 2007 was also due in part to stock based compensation for option grants discussed above.

Liquidity and Capital Resources

In fiscal 2008, the vast majority of the Company’s operations were funded through the profits from the sale of its products. Management believes that the Company is now positioned for significant sales growth that will ultimately lead to sustained and significant profitability but will require additional funding.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, vendor credit and the private placement of restricted stock until such time as the Company sustains fiscal profitability.

To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries and the sale of rule 144 stock through private placement. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

At the June 30, 2008, the Company had current assets of $402,412 and total assets of $1,343,401. Cash and cash equivalents totaled $7,487 on June 30, 2008. Non current assets include intangible assets resulting from the acquisition of natural Choices in the amount of $861,862.

Current liabilities at June 30, 2008 were $1,008,844. Current liabilities include accounts payable and accrued expenses totaling approximately $486,000.  Notes payable to banks, finance companies, shareholders and directors approximate $140,000. Current liabilities also include $36,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007. The non-current portion of the note is $44,500 payable over a two year period.

Current liabilities include $190,000 representing the current portion of the debt obligation incurred for the acquisition of Natural Choices.  The non current or long term portion of the debt of $540,000 is netted against the unamortized debt discount of approximately $62,000.  The remaining debt is payable in cash and the Company’s restricted common stock over a three year period as follows:

•	$40,000 in cash and $50,000 in the form of the Company’s restricted common stock due August 1, 2008.
•	$50,000 in cash and $50,000 in the form of the Company’s restricted common stock due February 1, 2009.
•	$100,000 cash and $100,000 in the form of the Company’s restricted common stock due August 1, 2009.
•	$200,000 in cash due February 1, 2010.
•	$140,000 in cash due August 1, 2010.

Capital lease obligations at June 30, 2008 total $54,813 include two new capital leases for capital equipment placed in service during the third and fourth quarters of fiscal year 2008.  The Company acquired both a liquid filling line and a powder filling line. The addition of the manufacturing equipment enables the Company to produce in-house most of the Natural Choices products previously produced by third party contract manufacturers.  Management believes that manufacturing these products in its own facility will increase efficiencies, lower costs and ultimately increase profitability.

Net cash used in operating activities during the year ended June 30, 2008 was $155,423 compared to $155,400 used in operating activities during the year ended June 30, 2007. Although net loss for the year ended June 30, 2007 was significantly higher than that of the current fiscal year, a significant portion of the 2007 loss was attributable to stock based compensation and thus did not impact cash flows.

The Company used $65,497 in cash investing activities for the year ended June 30, 2008 of which $60,000 was cash paid at closing of the acquisition of Natural Choices. For the year ended June 30, 2007, cash flows used in investing activities totaled $14,983 of which $14,715 was for the purchase of capital assets.

Net cash provided by financing activities was $214,438 and $179,375 for the years ended June 30, 2008 and 2007, respectively. In July 2007, the Company executed a bank line of credit with JP Morgan Chase for $100,000. At June 30, 2008 balance due on the line of credit approximated $99,600. The proceeds were used primarily to fund operations. Additionally, the Company received $167,000 by issuing 1,972,222 shares of its common stock to three unrelated investors during the year ended June 30, 2008. A portion of those funds were used to make the initial cash payment for the acquisition of Natural Choices and fund certain other direct costs of acquisition.  During the year ended June 30, 2008 the Company made payments against notes payable and capital lease obligations of nearly $111,000 and $15,800 of deferred compensation payments for amounts due its two executive officers.

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

Funding For Fiscal 2009 Expansion and Growth:
In order to maintain a balance between a conservative approach to dilution of the capital structure of the Company with the Company's need to fund continued growth and fund operations, Management has attempted to balance fiscal responsibility with sales growth and funding using the sale of restricted stock on an as-needed basis. The result has been approximately 33% addition to the Company's overall capital structure (shares outstanding) over the past four years of operation compared to nearly 16 fold increase in sales. Management believes that the Company is well positioned for continued expansion in its sales growth but  will require additional funding for new sales and marketing initiatives.

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

Subsequent Event:
In September of 2008, the Company entered into a three year, interest-only convertible note with an interest rate of 12% per annum, payable in quarterly, interest-only payments, with a group of unrelated investors. The principal portion of the note is convertible into common stock of the Company after thirty (30) months at an agreed-upon price of $.10 per share. At the time of conversion, the Company has the right, but not the obligation to pay up to one-half of the outstanding balance in cash. Under the terms of the convertible note the Company may borrow up to $500,000. To date, the Company had borrowed $82,000 under these terms. While the Company has avoided convertible notes in the past, Management and the Company's board of directors felt that the terms of this agreement were well in the favor of the Company and its long term fiscal stability.

Although management intends to continue to finance the Company’s growth through the sale of restricted securities and debt financing, there is no assurance that Pacific Sands will be successful in obtaining additional working capital.  The Company’s failure to raise adequate working capital may jeopardize its plans for growth.

PACIFIC SANDS, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008 AND 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

FINANCIAL STATEMENTS

Balance Sheet	21

Statements of Operations	22

Statements of Stockholders' Equity	23

Statements of Cash Flows	24

Notes to Financial Statements	26

Frank L. Sassetti & Co.

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pacific Sands, Inc. as of June 30, 2008, and the related statements of operations, stockholders' equity and cash flows for each of the two years ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2008, and the results of its operations and its cash flows for each of the two years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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

October 13, 2008
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.

BALANCE SHEET

JUNE 30, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,487
Trade receivables, net of allowance for doubtful accounts of $13,602	256,427
Inventories	135,282
Prepaid expenses	948
Other current assets	2,268
Total Current Assets	402,412

PROPERTY AND EQUIPMENT
Furniture and fixtures & office equipment	30,450
Manufacturing equipment	61,604
Leasehold improvements	3,035
Computer software	15,277
110,366
Less accumulated depreciation and amortization	(32,055)
Property and Equipment, net	78,311

OTHER ASSETS
Security deposits	816
Intangible asset	861,862
862,678

Total Assets	$1,343,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$331,824
Current maturities of capital lease obligations	21,598
Accrued expenses	154,469
Deferred compensation	139,732
Notes payable	135,221
Note payable - Natural Choices acquisition	190,000
Note payable - settlement obligation	36,000
Total Current Liabilities	1,008,844

LONG TERM LIABILITIES
Capital leases, less current portion	33,215
Note payable - Natural Choices acquisition net of discount of $61,942, less current portion	478,058
Notes payable - settlement obligation, less current portion	44,500

Total Liabilities	1,564,617

STOCKHOLDERS' EQUITY
Common stock (50,000,000 shares authorized, 45,308,958 shares issued and 38,699,771 shares outstanding)	45,309
Additional paid in capital	3,898,363
Treasury stock, at cost	(132,030)
Accumulated deficit	(4,032,858)
Total Stockholders' Equity	(221,216)

Total Liabilities and Stockholders' Equity	$1,343,401

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30 2008 AND 2007

	2008	2007

NET SALES	$976,357	$596,774
COST OF SALES	404,632	230,724

GROSS PROFIT	571,725	366,050

SELLING AND ADMINISTRATIVE EXPENSES	852,277	876,016

LOSS FROM OPERATIONS	(280,552)	(509,966)

OTHER INCOME (EXPENSE)
Interest expense	(44,055)	(41,545)
Other	11,699	414

LOSS BEFORE INCOME TAXES	(312,908)	(551,097)

INCOME TAXES	-	-
NET LOSS	$(312,908)	$(551,097)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.009)	$(0.017)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	36,207,648	32,915,564

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2008 AND 2007

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2006	38,344,760	$38,345	$3,041,947	(7,559,187)	$(151,030)	$(3,168,853)	$(239,591)

Issuance of common stock:
For cash	550,000	550	55,350	-	-	-	55,900
For cancellation of debt	400,129	400	40,900	-	-	-	41,300
In lieu of interest payment	204,170	204	16,213	-	-	-	16,417
For salaries	470,000	470	51,690	-	-	-	52,160
For professional services	951,252	951	95,935	-	-	-	96,886
Issuance of Treasury Stock:
For Cash	-	-	68,000	850,000	17,000	-	85,000
Exercised Stock options	50,000	50	12,950	100,000	2,000	-	15,000
Stock based compensation related to options	-	-	134,211	-	-	-	134,211
Net loss						(551,097)	(551,097)

Balance at June 30, 2007	40,970,311	$40,970	$3,517,196	(6,609,187)	$(132,030)	$(3,719,950)	$(293,814)

Issuance of common stock:
For cash	1,972,222	1,972	165,028	-	-	-	167,000
For cancellation of debt	399,095	400	31,528	-	-	-	31,928
Partial payments of acquisition purchase price	1,000,000	1,000	99,000	-	-	-	100,000
For salaries	355,000	355	31,395	-	-	-	31,750
For professional services	564,000	564	50,156	-	-	-	50,720
For purchase of machinery	48,330	48	4,060				4,108
Net loss						(312,908)	(312,908)

Balance at June 30, 2008	45,308,958	$45,309	$3,898,363	(6,609,187)	$(132,030)	$(4,032,858)	$(221,216)

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(312,908)	$(551,097)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	14,962	15,145
Deferred compensation	-	43,446
Amortization of debt discount	20,244
Compensation expenses on stock options granted	-	134,211
Common shares and rights issued for services and compensation	82,470	149,046
Common shares and rights issued in lieu of interest	-	16,417
Changes in assets and liabilities -
Trade accounts receivable	(140,133)	13,938
Inventories	(28,338)	(16,188)
Prepaid expenses	16,144	(9,880)
Other assets	3,890	(5,866)
Accounts payable and other current liabilities	188,246	55,428

Net Cash Used in Operating Activities	(155,423)	(155,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(5,497)	(14,715)
Acquisition of Natural Choices - initial payment	(60,000)	-
Increase in security deposits	-	(268)

Net Cash Used in Investing Activities	(65,497)	(14,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	167,000	55,900
Issuance of treasury stock	-	85,000
Issuance of notes payable	173,745	122,611
Exercised stock options	-	15,000
Repayment of note payable and long term obligation	(110,508)	(83,285)
Deferred compensation payments	(15,799)	(15,849)

Net Cash Provided by Financing Activities	214,438	179,375

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,482)	8,992

CASH AND CASH EQUIVALENTS
Beginning of year	13,969	4,977

End of year	$7,487	$13,969

The accompanying notes are an integral part of the financial statements.

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008 AND 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	2008	2007

Cash paid during the year for:
Interest	$16,677	$10,772

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION FROM NONCASH FINANCING AND INVESTING ACTIVITIES

Conversion of debt to equity	$31,928	$41,300
Capital lease obligations	$49,400	$6,674

Common stock issued as down payment for machinery purchased under capital lease	$4,108	$-

Reclassification of settlement obligation (previously recorded as deferred compensation)	$100,000	$-

Debt obligation incurred upon acquisition of the assets of Natural Choices Home Safe Products	$647,814	$-

The accompanying notes are an integral part of the financial statements.

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.         DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - Pacific Sands, Inc. with the right to do business as Natural Water Technologies (the "Company") was incorporated in Nevada on July 7, 1994.
Pacific Sands develops, manufactures, markets and sells a range of nontoxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care.

In mid February of 2008, the Company acquired Natural Choices Home Safe Products, LLC ("Natural Choices"), a developer and manufacture of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company now has a large selection of oxygen bleach based formulations available both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $14,962 and $15,145 during the years ended June 30, 2008 and 2007, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2008 and 2007, advertising and promotion costs totaled $14,057 and $37,503, respectively.

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $13,602 are adequate as of June 30, 2008.

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

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

FORM 10-QSB	JUNE 30, 2008

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

2.      GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2008, the Company has incurred cumulative losses of $4,032,858.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock, by issuing debt and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
3.         INVENTORIES

   Inventories at June 30, 2008 consisted of the following:

Raw materials	$106,862

Finished goods	28,420

Total	$135,282

4.         ACCRUED EXPENSES

            Accrued expenses at June 30, 2008 consisted of the following:

Accrued compensation	$71,484
Accrued taxes	33,497
Accrued professional fees	38,964
Accrued other	10,524
Total	$154,469

5.         CAPITAL LEASE OBLIGATIONS

The Company had the following capital lease obligations at June 30, 2008: a four year agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%;  a three year agreement for computer hardware with an imputed interest rate of 21.62%, placed in service in August 2005; a three and a half year agreement for software with an imputed interest rate of 12.64%, placed in service in January 2006; a two year agreement for computer hardware with an imputed interest rate of 22.81%, placed in service in September  2006; a three year agreement for machinery with an imputed interest rate of 22.60%, placed into service in March 2008; a four year agreement for machinery with an imputed interest rate of 12.00%, placed into service in April 2008 ..   Monthly installment payments are $691, $93, $312, $59, $342 and $957, respectively with a bargain purchase option at the end of each lease of $1. All of the above agreements have been accounted for as capital leases in accordance with generally accepted accounting principles.

The scheduled maturities for the capital leases at June 30, 2008 were as follows:

2009	$21,598
2010	12,117
2011	12,628
2012	8,470

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
6.         NOTES PAYABLE

Notes payable at June 30, 2008 consisted of the following:

Dell Financial Services – line of credit	$10,632
J.P. Morgan Chase – business line of credit	99,589
Notes payable stockholders and directors	25,000
$135,221

The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.

On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the terms of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.  .

Notes payable stockholders and directors consist of three unsecured notes for amounts of $10,000, $10,000 and $5,000 at rates fluctuating up to 10%.

7.         NOTE PAYABLE SETTLEMENT OBLIGATION

Note payable – settlement obligation is due to a former officer of the Company pursuant to a settlement of a legal dispute between the Company and the former officer.  Under the terms of the settlement agreement, the Company will pay $100,000 over a two and a half year period beginning in February 2008. The Company has the option to settle the entire obligation if it pays the officer a total of $80,000 by December 7, 2008. Prior to the settlement agreement being executed, the Company had accrued $100,000 as deferred compensation and $10,000 of accrued interest related to this obligation. As a result of the settlement the Company reduced accrued interest by $10,000 and recorded the amount as other income during the year ended June 30, 2008.

The scheduled maturities for the settlement obligation note at June 30, 2008 were as follows:

2009	$36,000
2010	44,500

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
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

At the date of acquisition the Company recorded a note payable due to the former owners of Natural Choices. The note payable is equal to the aggregate amount of the future payments of cash and restricted stock per above.  Interest was imputed on the note using an interest rate of 3.75%.  The imputed interest of $82,186 was recorded as debt discount is being amortized over the term of the note.  For the year ended June 30, 2008 interest expense related to amortization of the debt discount was $20,244.  The unamortized discount at June 30, 2008 was $61,942.

The scheduled maturities for the note payable for the Natural Choices acquisition at June 30, 2008 were as follows:

2009	$190,000
2010	400,000
2011	140,000

The aggregate consideration for the purchase price of Natural Choices was recorded by the Company is as follows:

Common stock issued as earnest money prior to closing, at fair value	$50,000
Cash paid at closing	60,000
Common stock issued at closing, at fair value	50,000
Debt obligation incurred	730,000
Less: imputed interest on debt obligation incurred	(82,186)
$807,814

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
The acquisition of the assets of Natural Choices has been accounted for as a purchase and the purchase price, including the direct costs of acquisition, have been allocated as follows:

Accounts receivable	$17,645
Inventories	13,687
Accounts payable	(41,310)
Direct cost of acquisition	(44,070)
Intangible asset	861,862
$807,814

The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed was recorded as an intangible asset. Under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. The Company has adopted December 31st as the date of the annual impairment test for the intangible asset. Additional fair value adjustments from the acquisition are being reviewed by management.

The following pro forma condensed statement of operations reflects the results of operations had the acquisition occurred at the beginning of the periods presented herein.

	2008	2007

Net sales	$1,337,905	$1,217,058
Gross profit	715,791	674,482
Operating loss	(279,785)	(376,510)
Net loss	(314,283)	(460,076)
Loss per share	(0.008)	(0.014)

9.         STOCKHOLDERS’ EQUITY

On September 25, 2007, the Company issued 200,000 shares of its common stock to an unrelated investor for $20,000.

On September 25, 2007, the Company issued 60,000 shares of its common stock, par value $0.001 per share, to directors and 117,500 shares of its common stock, to three consultants for services performed. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $15,975 related to the issuance of these shares.

On October 10, 2007, the Company issued 87,500 shares of its common stock to three consultants for services performed. The fair market value of the shares on the date issued was $0.10 per share.  The Company recorded compensation expense of $8,750 related to the issuance of these shares.

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
On December 28, 2007, the Company issued 500,000 shares of its common stock as earnest money toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC (See Note 8).  The fair market value of the shares on the date issued was $0.10 per share.

On December 31, 2007, the Company issued 522,222 shares of its common stock to an unrelated investor for $47,000.

On December 31, 2007, the Company issued 60,000 shares of its common stock to directors and 235,000 shares of its common stock to employees and consultants. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $26,150 related to the issuance of these shares.

On February 8, 2008, the Company issued 500,000 shares of its common stock as payment toward the purchase price for the acquisition of Natural Choices Home Safe Products, LLC.  The fair market value of the shares on the date issued was $0.10 per share.

On February 8, 2008 the Company converted two notes payable due to unrelated parties plus accrued interest totaling $31,928 into 399,095 shares of its common stock.  The fair market value of the shares on the date issued was $0.08 per share.

On February 8, 2008, the Company issued 125,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.095 per share. The Company recorded consulting fee expense of $11,875 related to the issuance of the shares.

On February 8, 2008, the Company issued 1,250,000 shares of its common stock to an unrelated investor for $100,000.

On March 4, 2008, the Company converted accounts payable related to professional services rendered of $9,120 into 114,000 shares of its common stock.  The fair market value of the shares on the date issued was $0.08 per share.

On March 31, 2008, the Company issued 48,330 shares of its common stock as partial payment for machinery and equipment purchased under a capital lease agreement.  The fair market value of the shares on the date issued was $0.085 per share.

On March 31, 2008, the Company issued 80,000 shares of its common stock to directors and 40,000 shares of its common stock to a consultant. The fair market value of the shares on the date issued was $0.085 per share.  The Company recorded compensation expense of $10,200 related to the issuance of the shares.

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
10.	STOCK BASED COMPENSATION

The Company accounts for stock based compensation under SFAS 123R, "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified perspective method. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

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

A summary of option activity for the years ended June 30, 2007 is presented below.  The Company did not have any stock options granted, exercised, cancelled or expired during the year ended June 30, 2008.

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2006	3,000,000	$.03 - $.10	$0.053
Granted/Modified	6,000,000	$.03 - $1.00	--
Cancelled	(3,000,000)	$.03 - $.10	$0.053
Expired	(3,000,000)	$.03 - $.10	$0.053
Balance, June 30, 2007	3,000,000	$.16 - $1.00	$0.440

Balance, June 30, 2008	3,000,000	$.16 - $1.00	$0.440

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
11.       LEASE COMMITTMENTS

The Company entered into a two year operating lease expiring March 31, 2010 for approximately 12,000 square feet of office and warehouse space for $3,750 per month.  The Company is responsible for insuring the premises.  Rent expense was approximately $38,200 and $24,000 for the years ended June 30, 2008 and 2007, respectively.

Minimum future payments under operating leases at June 30, 2008 are as follows:

2009	$45,000
2010	33,750

12.       LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net earnings.  Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2008	June 30, 2007

Numerator
Basic and diluted loss	$(312,908)	$(551,097)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	36,207,648	32,915,564

Basic and diluted loss per common share	$(0.009)	$(0.017)

Outstanding stock options were not included in the computation of diluted earnings per common share for the years ended June 30, 2008 and 2007 since it would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	June 30, 2008	June 30, 2007
Stock options	3,000,000	3,000,000

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
13.    INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2008 are as follows:

Net Operating Loss Carryforwards	$1,242,000
Deferred Compensation	92,000
Accounts receivable allowance	6,000

Valuation Allowance	(1,340,000)
Net Deferred Tax Asset	$--

At June 30, 2008, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,956,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Effective July 1 2007, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  The adoption of FIN No. 48 did not have a material impact on the Company’s financial statements for the year ended June 30, 2008.

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

14.       RELATED PARTY TRANSACTION

The Company's two executive officers have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of June 30, 2008, the deferred compensation for these two officers was $139,700.  Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of June 30, 2008.  Deferred compensation charged to operations for the year ended June 30, 2007 was $43,400. No amounts were charged to deferred compensation for the year ended June 30, 2008. Payments of deferred compensation of $15,800 were made by the Company to one of the officers during the year ended June 30, 2008.

15.       COMMITMENTS AND CONTINGENCIES

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

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS
16.       CONCENTRATIONS

For the years ended June 30, 2008 and 2007, one customer accounted for approximately 18.3% and 29.9% of the Company's sales, respectively, and 27.6% and 37.4% of the Company’s trade receivables at June 30, 2008 and 2007, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

Net sales	$179,807	$153,234	$231,145	$412,171

Gross profit	116,944	84,654	170,163	199,964

Net loss	(53,829)	(158,211)	(85,148)		(15,720)

Net loss per share – basic and diluted	(.002)	(.005)	(.002)	(.000	)*

Weighted average basic and diluted shares	34,004,047	34,830,931	37,503,493	38,699,771

* Less than (.001) per share.

	Quarter ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007

Net sales	$119,558	$106,568	$151,486	$219,162

Gross profit	54,245	65,158	82,412	164,235

Net earnings (loss)	(292,084)	(151,171)	(132,853)	25,011

Net earnings (loss) per share – basic and diluted	(.009)	(.005)	(.004)	.001

Weighted average basic and diluted shares	31,212,029	32,292,193	33,985,846	34,298,531

FORM 10-QSB	JUNE 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

18.	SUBSEQUENT EVENT

In September of 2008, the Company entered into a three year, interest-only convertible note with an interest rate of 12% per annum, payable in quarterly, interest-only payments, with a group of unrelated investors. The principal portion of the note is convertible into common stock of the Company after thirty (30) months at an agreed-upon price of $.10 per share. At the time of conversion, the Company has the right, but not the obligation to pay up to one-half of the outstanding balance in cash. Under the terms of the convertible note the Company may borrow up to $500,000. To date, the Company had borrowed $82,000 under these terms.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Item 8A(T) Controls and Procedures

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a there is a significant deficiency in our internal control over financial reporting.

The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael L. Wynhoff	43	President/Chief Executive Officer and Director
Michael D. Michie	47	Chief Financial Officer/Treasurer and Director
Thomas Paulsen	44	Director
John D. Hagarty	68	Director

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

Thomas Paulsen – Thomas Paulsen is the chief financial officer of Wismarq Corporation, a national coil coater of steel and aluminum building products, based in Oconomowoc, Wis, employing over 100 workers. Mr. Paulsen is a certified public accountant with an MBA from Marquette University. He began his career in public accounting with Ernst & Whinney and has over 21 years of experience with an extensive background in accounting, corporate budgeting and operations. He was the chief financial officer and corporate controller for Kelley Company, based in Milwaukee, WI, from 2000 to 2002

Dr. John Hagarty – Since his retirement in 1999 from SC Johnson Wax, where he served as Senior Research Chemist, Dr. Hagarty has worked as an independent consultant. During the past two years Dr. Hagarty has, as a consulting scientist, managed new product development at Pacific Sands, and has supervised the final development of nontoxic, earth and health-friendly pet care, household cleaning and other product lines. Currently, Dr. Hagarty spearheads new product development at Pacific Sands. Dr. Hagarty earned his PhD in Organic Chemistry from Duquesne University.

Item 10.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2008, 2007 and 2006.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards(b)	Option Awards(a)	Nonequity incentive plan compensation	Non-qualified deferred compensation	Total

Michael L. Wynhoff	2008	$78,468	--	--	--	--	--	$78,468
Chief Executive Officer	2007	$82,215	--	$27,440	$88,676	--	--	$198,331
	2006	$85,491	--	--	--	--	--	$85,491

Michael D. Michie	2008	$72,145	--	$6,750	--	--	--	$78,895
Chief Financial Officer	2007	$98,754	--	$15,720	$22,768	--	--	$137,242
	2006	$80,732	--	--	--	--	--	$80,732

(a)	In fiscal 2008, the Company granted an aggregate of 375,000 shares of restricted stock to executive officers, which vest immediately.

(b)
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

Director Compensation

The following table summarizes director compensation for fiscal year ended June 30, 2008.

Name	Fees earned or paid in cash	Restricted Stock Awards	Option Awards	Nonequity incentive plan compensation	Non-qualified deferred compensation	Total

Michael L. Wynhoff	--	$5,300	--	--	--	$5,300

Michael D. Michie	--	$5,300	--	--	--	$5,300

John Hagarty (a)	--	$5,300	--	--	--	$5,300

Thomas Paulson	--	$1,700	--	--	--	$1,700

(a)
Mr. Hagarty also consults for the Company as an independent contractor. During the fiscal year ended June 30, 2008, the Company paid Mr. Hagarty $10,600 in consulting fees, which was paid in restricted stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the beneficial ownership of the Company's voting securities by (i) all those known by the Company to be beneficial owners of more than 5% of the Company's voting securities; (ii) each director (iii) the Company's Chief Executive Officer and Chief Financial Officer.

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Common	Michael L. Wynhoff 1509 Rapids Drive Racine, WI 53404	6,737,018	15.6%
Common	Michael D. Michie 1509 Rapids Drive Racine, WI 53404	2,204,000	5.1%
Common	Mark Rauscher 1509 Rapids Drive Racine, WI 53404	2,125,348	4.9%
Common	John D. Hagarty 1509 Rapids Drive Racine, WI 53404	542,771	1.3%
Common	Thomas Paulsen 1509 Rapids Drive Racine, WI 53404	565,434	1.3%

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our directors are Mr. Wynhoff, Mr. Michie, Mr. Hagarty and Mr. Paulsen.  Mr. Wynhoff is our Chief Executive Officer and Mr. Michie is our Chief Financial Officer, and therefore neither is considered independent.  The Company believes the remainder of the directors are independent.

Item 13. Exhibits.

 (a) Attached Exhibits

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no reports on Form 8-K file for the quarter ended June 30, 2008

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The following table sets forth accounting and audit fees charged by Frank L. Sassetti & Company, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2008	Fiscal 2007
Audit fees (1)	$31,492	$49,506
Audit related fees (2)	$18,864	$0
Tax fees	$2,700	$2,400

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit related fees consist of fees for professional services for the audit of Natural Choices Home Products in connection with the acquisition made by the Company.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sands, Inc
(Registrant)

By: /s/ Michael Wynhoff

Michael Wynhoff
Chief Executive Officer,
Director

October 13, 2008

By: /s/ Michael D. Michie

Michael D. Michie
Chief Financial Officer,
Director

October 13, 2008