Form 10-Q
period 2008-09-30
PACIFIC SANDS INC
filed 2008-11-21
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-29483

Pacific Sands, Inc.
(Exact Name of Registrant as specified in its charter)

Nevada	88-0322882
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1509 Rapids Drive Racine, WI	53404
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (262) 619-3261

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 20, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,116,182

Transitional Small Business Disclosure Format (check one):  Yes  ☐          No ☒

.

PACIFIC SANDS, INC.

BALANCE SHEETS

SEPTEMBER 30, 2008 AND JUNE 30, 2008

ASSETS

Current assets:	September 30, 2008	June 30, 2008
	(unaudited)
Cash and cash equivalents	$22,651	$7,487
Trade receivables, net of allowances for doubtful accounts of $13,602	326,487	256,427
Inventories	126,446	135,282
Prepaid expenses	-	948
Other current assets	2,468	2,268
Total Current Assets	478,052	402,412

Property and equipment, net	74,915	78,311

Other assets:
Security deposits	1,527	816
Intangible asset	877,854	861,862
	879,381	862,678

Total Assets	$1,432,348	$1,343,401

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of capital lease obligations	$19,583	$21,598
Current portion of notes payable	515,092	361,221
Accounts payable	311,313	331,824
Accrued expenses	190,649	154,469
Deferred compensation	139,732	139,732
Total Current Liabilities	1,176,369	1,008,844

Capital leases, less current portion	30,105	33,215
Notes payable - net of discount of $50,617, less current portion	327,883	522,558
Loans payable	77,000	-

Total Liabilities	1,611,357	1,564,617

Stockholders' Deficit
Common stock (50,000,000 shares authorized, 46,725,369 and 45,308,958 shares issued and 40,116,182 and 38,699,771 shares outstanding)	46,726	45,309
Additional paid in capital	4,004,065	3,898,363
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(4,097,770)	(4,032,858)
Total Stockholders' Deficit	(179,009)	(221,216)

Total Liabilities and Stockholders' Deficit	$1,432,348	$1,343,401

See accompanying notes

PACIFIC SANDS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

	2008	2007

Net sales	$352,806	$179,807
Cost of sales	161,950	62,863

Gross profit	190,856	116,944

Selling and administrative expenses	239,680	167,806

Loss from operations	(48,824)	(50,862)

Other expense
Interest expense	(16,088)	(2,967)

Loss before income taxes	(64,912)	(53,829)

Income taxes	-	-

Net loss	$(64,912)	$(53,829)

Basic and diluted net loss per share	$(0.002)	$(0.002)

Basic and diluted weighted average shares outstanding	39,229,515	34,004,047

See accompanying notes

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(64,912)	$(53,829)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,542	3,540
Amortization of debt discount	11,325	-
Common shares and rights issued for services and compensation	15,950	15,975
Changes in assets and liabilities
Trade accounts receivable	(82,051)	(38,119)
Inventories	8,836	(1,794)
Prepaid expenses	948	2,975
Other assets	(200)	1,433
Accounts payable and other current liabilities	11,794	(29,303)

Net Cash Used in Operating Activities	(91,768)	(99,122)

Cash flows from investing activities
Purchases of equipment	(3,146)	-
Increase in security deposits	(711)	-

Net Cash Used in Investing Activities	(3,857)	-

Cash flows from financing activities
Issuance of common stock	41,169	20,000
Proceeds from notes payable	116,364	106,696
Repayment of note payable and long term obligation	(46,744)	(35,938)
Deferred compensation payments	-	(2,800)

Net Cash Provided by Financing Activities	110,789	87,958

Net increase/(decrease) in cash and cash equivalents	15,164	(11,164)

Cash and cash equivalents:
Beginning of period	7,487	13,969

End of period	$22,651	$2,805

See accompanying notes

PACIFIC SANDS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

Supplemental disclosures of cash flow information:
	2008	2007

Cash paid during the year for:
Interest	$4,280	$2,483

Income taxes	$-	$-

Supplemental disclosures of non cash financing and investing activities
Conversion of acquisition debt to equity	$50,000	$-

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported elsewhere in this Form 10-Q have been omitted.

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

In mid February of 2008, The Company acquired Natural Choices Home Safe Products, LLC, a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health, pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company now has a large selection of oxygen- bleach based formulations available both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

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

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $6,542 and $3,540 during the three months ended September 30, 2008 and 2007, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the three months ended September 30, 2008 the Company did not incur any advertising or promotional expenses.  During the three months ended September 30, 2007 advertising and promotion costs totaled $3,341.

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

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $13,602 is adequate as of September 30, 2008.

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

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the current quarter. The Company believes that  the adoption of Statement No. 157 may have an impact on the valuation and disclosures regarding intangible assets recorded on the  Company’s financial statements which will be tested for impairment during the Company's second fiscal quarter.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company has not determined the effect of the adoption of Statement No. 159.

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

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.         GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2008, the Company has incurred cumulative losses of $4,097,770.  The company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  At September 30, 2008 the Company had cash and cash equivalents of $22,651 and accounts payable and accrued liabilities of $501,962.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock, debt financings and from current operations.  There can be no assurance that the Company will be successful in implementing its plan of operations and ultimately achieving operational profitability.  The Company's long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flow from operations to sustain its operations, 2) expand revenues from existing or new business and 3) meet current committments and fund the continuation of its business operation in the near future.

4.         ACQUISITION

On February 8, 2008 the Company completed the purchase of the assets Natural Choices Home Safe Products, LLC (“Natural Choices”) pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock payable over a three-year period.

The aggregate consideration for the purchase price of Natural Choices was recorded by the Company is as follows:

Common stock issued as earnest money prior to closing, at fair value	$50,000
Cash paid at closing	60,000
Common stock issued at closing, at fair value	50,000
Debt obligation incurred	730,000
Less: imputed interest on debt obligation incurred	(82,186)
$807,814

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The acquisition of the assets of Natural Choices has been accounted for as a purchase and the purchase price, including the direct costs of acquisition, have been allocated as follows:

Accounts receivable	$5,653
Inventories	13,687
Accounts payable	(45,310)
Direct cost of acquisition	(44,070)
Intangible asset	877,854
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

5.         INVENTORIES

Inventories at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Raw materials	$100,892	$106,862

Finished goods	25,554	28,420

Total	$126,446	$135,282

6.         PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Furniture and office equipment	$33,596	$30,450
Manufacturing equipment	61,604	61,604
Leasehold improvements	3,035	3,035
Computer software	15,277	15,277
	113,512	110,366
Less accumulated depreciation and amortization	(38,597)	(32,055)
Property and equipment, net	$74,915	$78,311

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

7.         ACCRUED EXPENSES

         Accrued expenses at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Accrued compensation	$104,995	$71,484
Accrued payroll withholding taxes	43,528	33,497
Accrued professional fees	34,500	38,964
Accrued other	7,626	10,524
Total	$190,649	$154,469

8.         CAPITAL LEASE OBLIGATIONS

The Company had the following capital lease obligations at September 30, 2008 and June 30, 2008: a four year agreement for software dated June 20, 2005 with an imputed interest rate of 14.45%;  a three and a half year agreement for software with an imputed interest rate of 12.64%, placed in service in January 2006; a three year agreement for machinery with an imputed interest rate of 22.60%, placed into service in March 2008; a four year agreement for machinery with an imputed interest rate of 12.00%, placed into service in April 2008 .   Monthly installment payments are $691, $312, $342 and $957, respectively with a bargain purchase option at the end of each lease of $1. All of the above agreements have been accounted for as capital leases in accordance with generally accepted accounting principles.

The scheduled maturities for the capital leases at September 30, 2008 were as follows:

2009	$19,583
2010	12,236
2011	12,041
2012	5,828

9.         NOTES PAYABLE

Notes payable at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Dell Financial Services – line of credit (1)	$14,228	$10,632
J.P. Morgan Chase – business line of credit (2)	97,639	99,589
Notes payable stockholders and directors (3)	37,225	25,000
Note payable – settlement obligation (4)	74,500	80,500
Note payable – acquisition, net of discount (5)	619,383	668,058
	842,975	883,779
Less current maturities	515,092	361,221
	$327,883	$522,558

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

(1) The Company received a line of credit from Dell Financial Services for $15,000 with an imputed interest rate of 27.24% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.

(2) On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the terms of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.  .

(3) Notes payable stockholders, officers and directors consist of four unsecured notes for amounts of $10,000, $10,000, $5,000 and $12,225 at rates fluctuating up to 10%.

(4) Note payable – settlement obligation is due to a former officer of the Company pursuant to a settlement of a legal dispute between the Company and the former officer.  Under the terms of the settlement agreement, the Company will pay $100,000 over a two and a half year period beginning in February 2008. The Company has the option to settle the entire obligation if it pays the officer a total of $80,000 by December 7, 2008. Prior to the settlement agreement being executed, the Company had accrued $100,000 as deferred compensation and $10,000 of accrued interest related to this obligation.

(5) On February 8, 2008 the Company completed the purchase of the assets Natural Choices Home Safe Products, LLC (“Natural Choices”) pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock payable over a three-year period.  At the date of acquisition the Company recorded a note payable due to the former owners of Natural Choices. The note payable is equal to the aggregate amount of the future payments of cash and restricted stock per above.  Interest was imputed on the note using an interest rate of 3.75%.  The imputed interest of $82,186 was recorded as debt discount and is being amortized over the term of the note.  For the three months ended September 30, 2008 interest expense related to amortization of the debt discount was $11,325.  The unamortized discount at September 30, 2008 and June 30, 2008 was $50,617 and $61,942, respectively. At September 30, 2008, remaining payments for the note were as follows:

•	$30,000 in cash due August 1, 2008.
•	$50,000 in cash and $50,000 in the form of the Company’s restricted common stock due February 1, 2009.
•	$100,000 cash and $100,000 in the form of the Company’s restricted common stock due August 1, 2009.
•	$200,000 in cash due February 1, 2010.
•	$140,000 in cash due August 1, 2010.

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.       LOANS PAYABLE

During September  2008 the Company received $77,000 from investors for convertible notes payable.  As of November 20, 2008 the terms of the notes have not been finalized and therefore the notes have not been executed.  The Company anticipates that the notes will be executed prior to December 31, 2008.  The Company expects the term of the notes to be greater than one year and therefore all amounts due were included in long term liabilities at September 30, 2008.

11.       STOCKHOLDERS’ EQUITY

On September 25, 2007, the Company issued 200,000 shares of its common stock to an investor for $20,000.

On September 25, 2007, the Company issued 60,000 shares of its common stock to its three directors and 117,500 shares of its common stock to three consultants for services performed. The fair market value of the shares on the date issued was $0.09 per share.  The Company recorded compensation expense of $15,975 related to the issuance of these shares.

On August 5, 2008, the Company issued 100,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.0725 per share. The Company recorded consulting fee expense of $7,250 related to the issuance of these shares.

On August 5, 2008 the Company issued 80,000 shares of its common stock  to its four directors and 40,000 shares of its common stock to a consultants for services performed. The fair market value of the shares on the date issued was $0.075 per share.  The Company recorded compensation expense of $8,700 related to the issuance of these shares.

On August 5, 2008, the Company issued 625,000 shares of its common stock as partial payment of the note payable for the purchase price for the acquisition of Natural Choices Home Safe Products, LLC. The shares had a value of $50,000 on the date they were issued.

On September 30, 2008, the Company issued 372,724 shares of its common stock to an unrelated investor for a cash investment of $26,863.

On September 30, 2008, the Company issued 198,687 shares of its common stock to an employee for a cash investment of $14,305.

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

12.       LEASE COMMITTMENTS

The Company entered into a two year operating lease expiring March 31, 2010 for approximately 12,000 square feet of office and warehouse space for $3,750 per month.  The Company is responsible for insuring the premises.  Rent expense was approximately $6,900 and $6,100 for the three months ended September 30, 2008 and 2007, respectively.

Minimum future payments under operating leases at September 30, 2008 are as follows:

2009	$45,000
2010	26,850

13.       LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net earnings.  Diluted earnings per common assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2008	September 30, 2007

Numerator
Basic and diluted loss	$(64,912)	$(53,829)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	39,229,515	34,004,047

Basic and diluted loss per common share	$(0.002)	$(0.002)

Outstanding stock options were not included in the computation of diluted earnings per common share for the nine month periods ended September 30, 2008 and 2007 since it would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	September 30, 2008	September 30, 2007
Stock options	3,000,000	3,000,000

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

14.       INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008	June 30, 2008
Net Operating loss carryforwards	$1,269,000	$1,242,000
Deferred compensation	90,000	92,000
Accounts receivable allowance	6,000	6,000

Valuation Allowance	(1,365,000)	(1,340,000)
Net deferred tax asset	$--	$--

At September 30, 2008, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,021,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Effective July 1 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  The adoption of FIN No. 48 did not have a material impact on the Company’s financial statements for the three months ended September 30, 2008.

FORM 10-QSB	SEPTEMBER 30, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

15.       RELATED PARTY TRANSACTION

Two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of September 30, 2008 and June 30, 2008, the deferred compensation for these two officers was $139,700.  Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of September 30, 2008 and June 30, 2008. No amounts were charged to deferred compensation and no deferred compensation payments were made during the three months ended September 30, 2008.

16.       CONCENTRATIONS

For the three months ended September 30, 2008, one customer accounted for 20.3% and a second customer for 14.1% of the Company's sales and for the three months ended September 30, 2007, one customer accounted for approximately 29.5% of the Company's sales. At September 30, 2008 and 2007, one customer’s balance represented 34.1% and 40.0% of the Company’s trade receivables, respectively.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED JUNE 30, 2008 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

Expanded Business Model to include Re-label and Custom Formulation:
Natural Choices achieves a significant portion of its revenue through private and custom label sales. Pacific Sands will continue to foster and pursue this business model as it offers the fastest track to entry into the 'big box” distribution. Natural Choices currently sells to approximately 25 re-label and custom label customers. A number of these are manufacturers who already have established sales channels of complementary products through national hardware and building supply chains such as Home Depot, Lowes, etc. For instance, a major paint manufacturer may have a desire to sell a cleaning product to compliment their paint line but no interest in developing or manufacturing that product. This is the ideal situation where Natural Choices' broad spectrum of specialty products can fill a market niche with a built-in distribution channel without having to expend the marketing and sales dollars generally necessary to gain access to those markets.

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2008 compared to the three months ending September 30, 2007.

For the three months ending September 30, 2008 net sales were $352,806, an increase of 96% over net sales of $179,807 for the same period in 2007. The increase in sales is attributable to the additional sales recorded as a result of the acquisition of Natural Choices.

For the three months ended September 30, 2008, cost of goods sold was $161,950 compared to $62,863 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 65% for the three months ended September 30, 2007 to 54% for the current fiscal quarter. The significant decrease is due in large part to lower gross margins recognized on certain products acquired from Natural Choices.  This is particularly true of many of the private label products which constitute a significant portion of the Natural Choices product sales.  Prior to the acquisition, Natural Choices manufactured the bulk of their liquid and powder cleaning and laundry products through contract manufacturers, adding significantly to the cost of manufacturing those products. In the fourth quarter of fiscal 2008, the Company made significant capital expenditures, including building an in-house powder filling facility, and is in the process of moving away from contract manufacturers.  Management believes that doing so will significantly increase margins on the Natural Choices product line in the future.

For the three months ended September 30, 2008 and 2007, selling and general administrative expenses were $239,680 and $167,806, respectively.  The overall increase in selling and general administrative is due primarily to a significant increase in salaries and wages expense which was $146,000 during the three months ended September 30, 2008 compared to $77,000 for the same period in 2007.  The increase is attributable to the addition of the former officers of Natural Choices and one additional employee who began employment during the second quarter of fiscal 2008.  The increase in salaries was offset somewhat by a decrease in legal and professional fees which decreased from $46,000 to $32,000 during the first fiscal quarter in fiscal 2009 as compared to the same period in fiscal 2008.  During 2007 the Company incurred legal fees in conjunction with litigation involving the Company's former CEO, Stanley Paulus, which was settled in January 2008.

Interest expense for the three months ended September 30, 2008 was $16,088 compared to $2,967 for the three months ended September 30, 2007.  During the three months ended September 30, 2008, the Company amortized $11,325 of the discount of the note payable recorded upon the acquisition of Natural Choices in February 2008.

Net loss for the three months ended September 30, 2008 was $64,912 or $0.002 per share compared to a net loss of $53,829 or $0.002 per share for the same period in fiscal 2007.

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

At September 30, 2008, the Company had current assets of $478,052 and total assets of $1,432,348, compared to June 30, 2008 when current assets were $402,412 and total assets were $1,343,401. The increase in current assets is attributable primarily to an increase in accounts receivable from $256,427 at June 30, 2008 to $326,487 at September 30, 2008. Cash and cash equivalents totaled $22,651 on September 30, 2008. Non current assets include an intangible asset resulting from the acquisition of Natural Choices in the amount of $877,854 which increased from $861,862 at June 30, 2008 as a result of adjustments to purchase price allocations during the three months ended September 30, 2008.

Current liabilities at September 30, 2008 were $1,176,369. Current liabilities include accounts payable, capital lease obligations and accrued expenses totaling approximately $521,000. At September 30, 2008, the Company had outstanding line of credit balances with a bank and finance company totaling $114,000. Current liabilities also include $36,000 in payments due to a former officer pursuant to a settlement agreement executed in January, 2008.  The current portion of the debt obligation incurred for the acquisition of Natural Choices was  $330,000 at September 30, 2008.  The non current portion of the debt is $340,000.  The acquisition debt is payable in cash and the Company’s restricted common stock over a three year period.

Long term liabilities at September 30, 2008 include amounts due pursuant to the settlement agreement involving the Company’s former CEO of $38,500, and the non-current portion of the debt incurred to acquire Natural Choices of approximately $289,000, net of unamortized debt discount.  Long-term capital lease obligations were $30,105 at September 30, 2008.

During September 30, 2008 the Company received $77,000 in loans from investors. The Company and the investors executed a term sheet that obligates the Company to issue convertible notes payable to the investors for their loans.  As of November 20, 2008 the terms of the notes have not been finalized and therefore the notes have not been executed.  The Company anticipates that the notes will be executed prior to December 31, 2008.  The Company expects the term of the notes to be greater than one year and therefore all amounts due are included in long term liabilities at September 30, 2008.

Net cash used in operating activities during the three months ended September 30, 2008 was $91,768 compared to $99,122 used in operating activities during the three months ended September 30, 2007. The net loss for the three months ended September 30, 2008 was slightly higher than the same period in the prior fiscal year due to increased staffing as a result of the acquisition of Natural Choices.

Net cash used in investing activities was $3,857 during the three months ended September 30, 2008.  The Company purchased computer equipment totaling approximately $3,200.  The Company did not use any cash for investing during the quarter ended September 30, 2007.

Net cash provided by financing activities was $110,789 and $87,958 for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, the Company issued restricted common stock for cash totaling $41,169 and also received proceeds from borrowings  in the amount of $116,364.  During the three months ended September 30, 2007, the Company executed a bank line of credit for $100,000. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On September 30, 2008 the Company had an accumulated deficit of $4,097,770 and stockholders’ total deficit of $179,009.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-KSB for the year ended June 30, 2008, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2008.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

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

PACIFIC SANDS, INC.

Dated: November 20, 2008	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: November 20, 2008	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer