Form 10-Q
period 2008-12-31
PACIFIC SANDS INC
filed 2009-02-17
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of February 17, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,236,182

Transitional Small Business Disclosure Format (check one):  Yes  ☐          No ☒

TABLE OF CONTENTS

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND JUNE 30, 2008

ASSETS

	December 31, 2008	June 30, 2008
Current assets:	(Unaudited)
Cash and cash equivalents	$-	$7,487
Trade receivables, net of allowances for doubtful accounts of $13,602	207,775	256,427
Inventories	134,188	135,282
Prepaid expenses	-	948
Other current assets	12,104	2,268
Total Current Assets	354,067	402,412

Property and equipment, net	68,372	78,311

Other assets:
Security deposits	5,341	816
Goodwill	877,854	861,862
	883,195	862,678

Total Assets	$1,305,634	$1,343,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$332,914	$331,824
Current maturities of capital lease obligations	17,449	21,598
Accrued expenses	230,557	154,469
Deferred compensation	139,732	139,732
Current portion of notes payable	505,106	361,221
Total Current Liabilities	1,225,758	1,008,844

Capital leases, less current portion	27,212	33,215
Notes payable - net of discount of $39,702 and $61,942, less current portion	392,139	522,558

Total Liabilities	1,645,109	1,564,617

Stockholders' deficit
Common stock (50,000,000 shares authorized, 46,845,369 and 45,308,958 shares issued and 40,236,182 and 38,699,771 shares outstanding)	46,846	45,309
Additional paid in capital	4,024,519	3,898,363
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(4,278,810)	(4,032,858)
Total Stockholders' Deficit	(339,475)	(221,216)

Total Liabilities and Stockholders' Deficit	$1,305,634	$1,343,401

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$176,999	$153,234	$529,805	$333,041
Cost of sales	120,411	68,580	282,361	131,443

Gross profit	56,588	84,654	247,444	201,598

Selling and administrative expenses	216,105	241,955	455,785	409,761

Loss from operations	(159,517)	(157,301)	(208,341)	(208,163)

Other expense
Interest expense	(21,522)	(5,910)	(37,610)	(8,878)
Other income	-	5,000	-	5,000

Loss before income taxes	(181,039)	(158,211)	(245,951)	(212,041)

Income taxes	-	-	-	-

Net loss	$(181,039)	$(158,211)	$(245,951)	$(212,041)

Basic and diluted net loss per share	$(0.005)	$(0.005)	$(0.006)	$(0.006)

Basic and diluted weighted average shares outstanding	40,117,486	34,830,931	39,673,500	34,606,286

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net loss	$(245,951)	$(212,041)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	13,085	7,080
Amortization of debt discount	23,755	-
Common shares issued for services and compensation	18,350	51,275
Changes in assets and liabilities -
Trade accounts receivable	36,661	(57,479)
Inventories	1,094	22,131
Prepaid expenses	948	4,608
Other assets	(9,836)	4,145
Accounts payable and other current liabilities	73,300	43,829

Net Cash Used in Operating Activities	(88,594)	(136,452)

Cash flows from investing activities
Purchases of equipment	(3,146)	-
Increase in security deposits	(4,525)	-
Net Cash Used in Investing Activities	(7,671)	-

Cash flows from financing activities
Proceeds from common stock issued	41,169	67,000
Proceeds from notes payable	135,201	119,826
Repayment of notes payable and long term obligations	(87,592)	(48,846)
Deferred compensation payments	-	(12,799)

Net Cash Provided by Financing Activities	88,778	125,181

Net decrease in cash and cash equivalents	(7,487)	(11,271)

Cash and cash equivalents:
Beginning of period	7,487	13,969

End of period	$-	$2,698

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

Supplemental disclosures of cash flow information:
	2008	2007
Cash paid during the period for:
Interest	$8,242	$2,630

Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$50,000	$-
Deposit on acquisition utilizing common stock	$-	$50,000
Convertible notes discount with corresponding increase to paid in capital for value of the beneficial conversion feature	$18,174	$-

See accompanying notes.

FORM 10-Q	DECEMBER 31, 2008

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

2.         DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc. with the right to do business as Natural Water Technologies (the "Company" or "Pacific Sands") was incorporated in Nevada on July 7, 1994.

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

In mid February of 2008, the Company acquired Natural Choices Home Safe Products, LLC (“Natural Choices”), a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health, pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company now has a large selection of oxygen- bleach based formulations available both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

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

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $13,085 and $7,080 during the six months ended December 31, 2008 and 2007, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the six months ended December 31, 2008 and 2007 advertising and promotion costs totaled $1,483 and $10,323, respectively.

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

Effective July 1 2007, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $13,602 is adequate as of December 31, 2008.

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

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157–3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active. On July 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis and the provisions FSP No. 157-3. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.  Consistent with the provisions of FSP No. 157–2, the Company elected to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis. The Company is in the process of evaluating these portions of the standard and therefore has not yet determined the impact that the adoption will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”).  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs.  If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on July 1, 2008.  The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations – Revised, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 ("SFAS No. 161"), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.         GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2008, the Company has incurred cumulative losses of $4,278,810.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.         INVENTORIES

Inventories at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Raw materials	$109,660	$106,862

Finished goods	24,528	28,420

Total	$134,188	$135,282

5.         PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Furniture and office equipment	$33,596	$30,450
Manufacturing equipment	61,604	61,604
Leasehold improvements	3,035	3,035
Computer software	15,277	15,277
	113,512	110,366
Less accumulated depreciation and amortization	(45,140)	(32,055)
Property and equipment, net	$68,372	$78,311

6.         GOODWILL

Under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment.  SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology.  The Company has adopted December 31st as the date of the annual impairment test for goodwill.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

As of December 31, 2008 the Company performed its initial goodwill impairment test of the goodwill recorded with the acquisition of Natural Choices and determined that there was no impairment. As such, there was no write-down of the goodwill balance.

For the three months ended December 31, 2008, there has been no change to the Company’s goodwill balance of $877,854.

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

7.         ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Accrued compensation	$146,616	$71,484
Accrued payroll withholding taxes	45,286	33,497
Accrued professional fees	31,500	38,964
Accrued other	7,155	10,524
Total	$230,557	$154,469

8.         NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Dell Financial Services – line of credit	$14,039	$10,632
J.P. Morgan Chase – business line of credit	99,842	99,589
Notes payable stockholders and directors	45,225	25,000
Notes payable – settlement obligation	62,500	80,500
Notes payable – acquisition, net of discount	610,298	668,058
Notes payable – investors, net of discount	65,341	--
	897,245	883,779
Less current maturities	505,106	361,221
	$392,139	$522,558

On October 1, 2008, the Company executed convertible notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly.   The Notes mature on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share.  The Company shall have the right, but not the obligation, to pay up to one half of the principle balance in cash. Pursuant to a Stock Pledge Agreement dated October 1, 2008, each Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 per share.

The Company allocated the proceeds received to the principal amount of the Notes and the beneficial conversion feature based upon the relative fair value which was determined using a Black Scholes pricing model. The fair value of the beneficial conversion feature has been recorded as debt discount and additional paid in capital.  The debt discount recorded of $18,174 is being amortized over the three-year term of the Notes and the carrying amount is presented net of the unamortized discount.

As of December 31, 2008 and June 30, 2008, the Company had capital lease obligations of $44,661 and $54,813, respectively.

The scheduled annual maturities for notes payable and capital lease obligations were as follows at December 31,

2009	$522,555
2010	379,196
2011	93,411
2012	3,105

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.         STOCKHOLDERS’ EQUITY

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

On December 31, 2008 the Company issued 80,000 shares of its common stock to its four directors and 40,000 shares of its common stock to a director for consulting  services provided to the Company. The fair market value of the shares on the date issued was $0.02 per share.  The Company recorded compensation expense of $2,400 related to the issuance of these shares.

10.       LEASE COMMITTMENTS

The Company entered into a two year operating lease expiring March 31, 2010 for approximately 12,000 square feet of office and warehouse space for $3,750 per month.  The Company is responsible for insuring the premises.  Rent expense was approximately $11,250 and $11,919 for the six months ended December 31, 2008 and 2007, respectively.

Minimum future annual payments under operating leases were as follows at December 31,

2009	$45,000
2010	11,250

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

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Numerator
Basic and diluted loss	$(181,039)	$(158,211)	$(245,951)	$(212,041)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	40,117,486	34,830,931	39,673,500	34,606,286

Basic and diluted loss per common share	$(0.005)	$(0.005)	$(0.006)	$(0.006)

Outstanding stock options were not included in the computation of diluted earnings per common share for the six month periods ended December 31, 2008 and 2007 since it would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	December 31, 2008	December 31, 2007
Stock options	3,000,000	3,000,000

12.       INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

FORM 10-Q	DECEMBER 31, 2008

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2008 and June 30, 2008 are as follows:

	December 31, 2008	June 30, 2008
Net operating loss carryforwards	$1,345,000	$1,242,000
Deferred compensation	85,000	92,000
Accounts receivable allowance	6,000	6,000

Valuation allowance	(1,436,000)	(1,340,000)
Net deferred tax asset	$--	$--

At December 31, 2008, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,202,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

13.       RELATED PARTY TRANSACTION

Two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of December 31, 2008, the deferred compensation for these two officers was $139,732.  In addition, accrued salaries and wages include approximately $87,000 owed to the two officers. Prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which is still unpaid as of December 31, 2008.  No amounts were charged to deferred compensation during the three and six months ended December 31, 2008 and 2007 and no deferred compensation payments were made during the three and six months ended December 31, 2008.  Deferred compensation payments for the three and six months ended December 31, 2007 were $9,999 and $12,799, respectively.

14.       CONCENTRATIONS

For the six months ended December 31, 2008 and 2007, one customer accounted for approximately 16% and 37% of the Company's sales, respectively.  At December 31, 2008 and 2007, one customer’s balance represented approximately 37% and 53% of the Company’s trade receivables, respectively.

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

In mid February of 2008, the Company acquired Natural Choices Home Safe Products, LLC (“Natural Choices”), a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health, pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company now has a large selection of oxygen- bleach based formulations available both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2008 compared to the three months ending December 31, 2007.

For the three months ending December 31, 2008 net sales were $176,999, an increase of 16% over net sales of $153,234 for the same period in 2007. Sales of the Natural Choices products accounted for approximately $92,000 of the total sales for the three months ended December 31, 2008. Therefore, sales of pool and spa products decreased 44% since net sales for the three months ended December 31, 2007 was entirely from pool and spa products as Natural Choices was acquired in February 2008.  The decrease in pool and spa products is attributable primarily to general economic conditions. Many of the Company’s retail customers, including its largest customer, cut back on stocking orders due to cash flow concerns. As a result sales volume for the quarter was down considerably.

For the three months ended December 31, 2008, cost of goods sold was $120,411 compared to $68,580 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 55% for the three months ended December 31, 2007 to 32% for the current fiscal quarter. The significant decrease is due in large part to lower gross margins recognized on the products acquired from Natural Choices.  This is particularly true of many of the private label products which constitute a significant portion of the Natural Choices product sales.   Prior to the acquisition, Natural Choices manufactured the majority of their liquid and powder cleaning and laundry products through contract manufacturers, adding significantly to the cost of manufacturing those products. In the fourth quarter of fiscal 2008, the Company made significant capital expenditures, including building an in-house powder filling facility, and is in the process of moving away from contract manufacturers.  However, during the three months ended December 31, 2008, products representing a significant percentage of the Company’s sales were still being manufactured by third parties contributing to the margin decrease.  Management believes that as the Company moves away from contract manufacturers it will enjoy higher margins on the Natural Choices product line.

For the three months ending December 31, 2008 and 2007, selling and general administrative expenses were $216,105 and $241,955, respectively. The decrease in operating expenses is explained in large part by a decrease in accounting, professional and legal fees. Overall, these expenses decreased by approximately $30,000 for the three months ended December 31, 2008 compared to the three month period ended December 31, 2007.  Accounting and consulting fees charged by independent contractors dropped by $9,000.  Legal fees incurred during the three months ended December 31, 2007 totaled $23,000 and were almost entirely related to the litigation involving the Company’s former CEO which was settled in December 2007. Legal fees for the three months ended December 31, 2008 were approximately $1,600.  Additionally, advertising expenses decreased from $6,000 in the first quarter in fiscal 2008 to $1,000 in the first quarter in fiscal 2009.  These decreases in operating expenses were partially offset by the salary additions of the former officers of Natural Choices Home Products, both of whom are now employees of the Company.

Interest expense for the three months ended December 31, 2008 was $21,522 compared to $5,910 for the three months ended December 31, 2007.  During the three months ended December 31, 2008, the Company amortized $10,915 of the discount of the note payable recorded upon the acquisition of Natural Choices in February 2008 and amortized an additional $1,515 of debt discount for the convertible notes. The Company also recorded accrued interest of approximately $2,500 for the convertible notes, which is payable quarterly.

Net loss for the three months ended December 31, 2008 was $181,039 or $0.005 per share compared to a net loss of $158,211 or $0.005 per share for the same period in fiscal 2007.

Results for the six months ending December 31, 2008 compared to the six months ending December 31, 2007

For the six months ending December 31, 2008 net sales were $529,805 compared to net sales of $333,041 for the same period in 2007. The increase 0f 59% in sales is attributable to the additional sales recorded as a result of the acquisition of Natural Choices.  Sales of Natural Choices products totaled approximately $231,000 during the six months ended December 31, 2008.

Gross profit for the six months ending December 31, 2008 was $247,444 or 47% compared to $201,598 or 60% for the six months ending December 31, 2007.  The decrease of 13% is due in large part to lower gross margins recognized on the products acquired from Natural Choices.  This is particularly true of many of the private label products which constitute a significant portion of the Natural Choices product sales.   Prior to the acquisition, Natural Choices manufactured the majority of their liquid and powder cleaning and laundry products through contract manufacturers, adding significantly to the cost of manufacturing those products. In the fourth quarter of fiscal 2008, the Company made significant capital expenditures, including building an in-house powder filling facility, and is in the process of moving away from contract manufacturers.  However, during the six months ended December 31, 2008, products representing a significant percentage of the Company’s sales were still being manufactured by third parties contributing to the margin decrease.  Management believes that as the Company moves away from utilizing contract manufacturers it will enjoy higher margins on sales of the Natural Choices products.

For the six months ending December 31, 2008, selling and general administrative expenses were $455,785 compared to $409,761 for the six months ending December 31, 2007. During the six months ended December 31, 2008 salaries and wage expense charged to operations was approximately $272,000 compared to $197,000 for the same period last year.  A significant amount of the salary increases come from the addition of the two former officers of Natural Choice Home Products who became employees of the Company upon the acquisition in February of 2008.  In addition, the Company hired additional warehouse personnel after the acquisition to accommodate the additional sales volume.  Although salaries increased $75,000, the over all increase in operating expenses for the six months ended December 31, 2008 over December 31, 2007 was only $46,000.  Legal and professional fees decreased nearly $40,000 during the six months ended December 31, 2008 compared to the same period last year. As discussed previously, operating expenses during the six months ended December 31, 2007 included legal fees incurred for the litigation involving the Company’s former CEO which was settled in December 2007.

Interest expense of $37,610 for the six months ended December 31, 2008 includes $22,240 discount amortization for the note payable recorded upon the acquisition of Natural Choices in February 2008 and amortized an additional $1,515 of debt discount for the convertible notes. The Company also recorded accrued interest of approximately $2,500 for the convertible notes, which is payable quarterly.  Interest expense for the six months ended December 31, 2007 was $8,878. Additionally, during the six months ended December 31, 2007 the Company recorded other income of $5,000 for the reversal of accrued interest on deferred compensation owed to a former officer. The accrued interest was reduced by $5,000 in December 2007 pursuant to the terms of a settlement agreement between the Company and the former officer.

Net loss for the six months ended December 31, 2008 was $245,951 or $0.006 per share compared to a net loss of $212,041 or $0.006 per share for the same period in fiscal 2008.

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

At December 31, 2008, the Company had current assets of $354,067 and total assets of $1,305,364, compared to June 30, 2008 when current assets were $402,412 and total assets were $1,343,401. The decrease in current assets is attributable primarily to decreases in accounts receivable from $256,427 at June 30, 2008 to $207,775 at December 31, 2008.  Non current assets include goodwill resulting from the acquisition of Natural Choices in the amount of $877,854 which increased from $861,862 at June 30, 2008 as a result of adjustments to purchase price allocations during the six months ended December 31, 2008,

Current liabilities at December 31, 2008 were $1,225,758. Current liabilities include accounts payable, capital lease obligations and accrued expenses totaling approximately $578,000. At December 31, 2008, the Company had outstanding line of credit balances with banks totaling $114,000. Current liabilities also include $36,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007. The current portion of the debt obligation incurred for the acquisition of Natural Choices was $310,000 at December 31, 2008.  The non current portion of the debt is $340,000.  The remaining debt is payable in cash and the Company’s restricted common stock over a two year period.

Long term liabilities at December 31, 2008 include amounts due pursuant to the settlement agreement involving the Company’s former CEO of $26,500, and the non-current portion of the debt incurred to acquire Natural Choices of approximately $300,000, net of unamortized debt discount.  Long-term capital lease obligations were $27,212 at December 31, 2008. Additionally, on October 1, 2008, the Company executed notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly.  The Notes mature on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share.  The Company shall have the right, but not the obligation, to pay up to one half of the principal balance in cash. Pursuant to a Stock Pledge Agreement dated October 1, 2008, each Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 per share. The Company used the proceeds from the debt to fund current operations.

Net cash used in operating activities during the six months ended December 31, 2008 was $88,594 compared to $136,452 used in operating activities during the three months ended December 31, 2007. The increase in operating cash flow is due in large part to cash being provided by accounts receivable in the amount of approximately $37,000 during the six months ended December 31, 2008 as compared to approximately $57,000 of cash being used during the same period last year.

Net cash used in investing activities was $7,671 during the six months ended December 31, 2008.  The Company purchased computer equipment totaling approximately $3,200 and paid security deposits of $4,500.  The Company did not use any cash for investing during the six months ended December 31, 2007.

Net cash provided by financing activities was $88,778 and $125,181 for the six months ended December 31, 2008 and 2007, respectively. During the six months ended December 31, 2008, the Company issued restricted common stock for cash totaling $41,169 and also received proceeds from borrowings in the amount of $135,201.  During the six months ended December 31, 2007, the Company executed a bank line of credit for $100,000. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On December 31, 2008 the Company had an accumulated deficit of $4,278,810 and total stockholders’ deficit of $339,475.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

PACIFIC SANDS, INC.

Dated: February 17, 2009	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: February 17, 2009	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer