Form 10-Q
period 2009-03-31
PACIFIC SANDS INC
filed 2009-05-13
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 13 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,653,925

TABLE OF CONTENTS

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2009 AND JUNE 30, 2008

ASSETS

	March 31, 2009	June 30, 2008
Current assets:	(Unaudited)
Cash and cash equivalents	$5,042	$7,487
Trade receivables, net of allowances for doubtful accounts of $30,602 and $13,602	183,011	256,427
Inventories	133,152	135,282
Prepaid expenses	-	948
Other current assets	8,338	2,268
Total Current Assets	329,543	402,412

Property and equipment, net	64,792	78,311

Other assets:
Security deposits	816	816
Goodwill	877,854	861,862
	878,670	862,678

Total Assets	$1,273,005	$1,343,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$195,525	$331,824
Current maturities of capital lease obligations	14,623	21,598
Accrued expenses	100,888	154,469
Deferred compensation	-	139,732
Current portion of notes payable	196,776	361,221
Total Current Liabilities	507,812	1,008,844

Capital leases, less current portion	24,212	33,215
Notes payable - net of discount of $44,910 and $78,601, less current portion	983,284	522,558

Total Liabilities	1,515,308	1,564,617

Stockholders' deficit
Common stock (50,000,000 shares authorized, 48,263,112 and 45,308,958 shares issued, and 41,653,925 and 38,699,771 shares outstanding)	48,264	45,309
Additional paid in capital	4,096,010	3,898,363
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(4,254,547)	(4,032,858)
Total Stockholders' Deficit	(242,303)	(221,216)

Total Liabilities and Stockholders' Deficit	$1,273,005	$1,343,401

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$328,070	$243,145	$857,875	$576,187
Cost of sales	126,636	73,078	408,998	204,522

Gross profit	201,434	170,067	448,877	371,665

Selling and administrative expenses	217,740	251,319	673,525	661,080

Loss from operations	(16,306)	(81,252)	(224,648)	(289,415)

Other expense
Interest expense	(18,893)	(8,992)	(56,504)	(17,870)
Other income	59,463	5,096	59,463	10,096

Earnings (loss) before income taxes	24,264	(85,148)	(221,689)	(297,189)

Income taxes	-	-	-	-

Net earnings (loss)	$24,264	$(85,148)	$(221,689)	$(297,189)

Basic and diluted earnings (loss) per share:	$0.001	$(0.002)	$(0.006)	$(0.008)

Basic and diluted weighted average shares outstanding:	40,551,236	37,503,493	39,961,808	35,382,982

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net loss	$(221,689)	$(297,189)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	18,165	10,180
Amortization of debt discount	35,206	-
Common shares issued for services and compensation	32,950	73,350
Changes in assets and liabilities -
Trade accounts receivable	61,425	(85,774)
Inventories	2,130	7,002
Prepaid expenses	948	9,899
Other assets	(6,070)	(5,077)
Accounts payable and other current liabilities	1,883	108,963

Net Cash Used in Operating Activities	(75,052)	(178,646)

Cash flows from investing activities
Acquisition of Natural Choices - initial payment	-	(60,000)
Purchases of equipment	(4,645)	-

Net Cash Used in Investing Activities	(4,645)	(60,000)

Cash flows from financing activities
Proceeds from common stock issued	49,801	167,000
Proceeds from notes payable	149,576	140,864
Repayment of notes payable and long term obligations	(122,125)	(65,443)
Deferred compensation payments	-	(15,798)

Net Cash Provided by Financing Activities	77,252	226,623

Net decrease in cash and cash equivalents	(2,445)	(12,023)

Cash and cash equivalents:
Beginning of period	7,487	13,969

End of period	$5,042	$1,946

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

Supplemental disclosures of cash flow information:
	2009	2008
Cash paid during the period for:
Interest	$16,359	$5,973

Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$50,000	$41,048
Conversion of accrued salaries to equity	$49,676	$-
Conversion of deferred compensation to notes payable	$285,693	$-
Convertible notes discount with corresponding increase to paid in capital for value of the beneficial conversion feature	$18,174	$-
Deposit on acquisition utilizing common stock	$-	$50,000
Capital lease obligations	$-	$8,892
Common stock issued as down payment for machinery purchased under capital lease	$-	$4,108
Reclassification of settlement obligation (previously recorded as deferred compensation)	$-	$100,000
Debt obligation incurred upon acquisition of the assets of Natural Choices Home Safe Products, net of discount	$-	$647,814

See accompanying notes.

FORM 10-Q	MARCH 31, 2009

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

2.            DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc. with the right to do business as Natural Water Technologies (the "Company" or “Pacific Sands”) was incorporated in Nevada on July 7, 1994.  Pacific Sands develops, manufactures, markets and sells a range of nontoxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care.

In February of 2008, the Company acquired Natural Choices Home Safe Products, LLC (“Natural Choices”), a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health, pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company now has a large selection of oxygen- bleach based formulations available both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

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

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $18,165 and $10,180 during the nine months ended March 31, 2009 and 2008, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the nine months ended March 31, 2009 and 2008 advertising and promotion costs totaled $3,982 and $12,547, respectively.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Under Statement No. 109, the asset and liability method is used in accounting for income taxes.  Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.  The temporary differences relate primarily to net operating loss carryforwards and deferred compensation charges.  A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

In addition, the Company follows the provisions of FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Review of the Company’s possible tax for 2009 and 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $30,602 is adequate as of March 31, 2009.

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

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

FORM 10-Q	MARCH 31, 2009

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

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.             GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2009, the Company has incurred cumulative losses of $4,254,547.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.             INVENTORIES

Inventories at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Raw materials	$103,803	$106,862
Finished goods	29,349	28,420
Total	$133,152	$135,282

5.             PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Furniture and office equipment	$33,596	$30,450
Manufacturing equipment	63,104	61,604
Leasehold improvements	3,035	3,035
Computer software	15,277	15,277
	115,012	110,366
Less accumulated depreciation and amortization	(50,220)	(32,055)
Property and equipment, net	$64,792	$78,311

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.             ACCRUED EXPENSES

Accrued expenses at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Accrued compensation	$32,722	$71,484
Accrued payroll withholding taxes	44,991	33,497
Accrued professional fees	14,250	38,964
Accrued other	8,925	10,524
Total	$100,888	$154,469

7.             NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Dell Financial Services – line of credit	$14,304	$10,632
J.P. Morgan Chase – business line of credit	99,992	99,589
Notes payable – stockholders and directors	36,481	25,000
Notes payable – settlement obligation	56,500	80,500
Notes payable – acquisition, net of discount	620,235	668,058
Convertible notes payable – net of discount	66,855	--
Notes payable – executive officers	285,693	--
	1,180,060	883,779
Less current maturities	196,776	361,221
	$983,284	$522,558

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

The Company allocated the proceeds received to the principal amount of the Notes and the beneficial conversion feature based upon the relative fair value which was determined using a Black Scholes pricing model. The fair value of the beneficial conversion feature has been recorded as debt discount and additional paid in capital.  The debt discount recorded of $18,174 is being amortized over the three-year term of the note and the carrying amount is presented net of the unamortized discount.

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On March 31, 2009, the Company converted $285,693 of deferred compensation due two executive officers into two notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum.

On March 31, 2009, the Company and the former member owners of Natural Choices Home Safe Products, LLC (the “Members”), executed an amendment to the Asset Purchase Agreement dated February 8, 2008 (the “Amendment”).  Pursuant to the Amendment, the Company shall pay the Members the remaining principal balance of $650,000 as follows:
o	$10,000 due May 1, 2009.
o	$640,000 due on or before March 31, 2012
In addition, the Company shall make monthly cash interest payments to the Members on the outstanding balance at a rate of 4% per annum.

At March 31, 2009, the Company had capital lease obligations totaling $38,835 of which $14,623 was included in current liabilities and $24,212 was non-current.  At March 31, 2008, the Company had capital lease obligations totaling $54,813 of which $21,598 was included in current liabilities and $33,215 was non-current.

The scheduled annual maturities for notes payable and capital lease obligations were as follows at March 31,

2010	$211,399
2011	115,676
2012	936,430
2013	300

8.            STOCKHOLDERS’ EQUITY

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

On September 30, 2008, the Company issued 372,724 shares of its common stock to an unrelated investor for a cash investment of $26,863.

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On September 30, 2008, the Company issued 198,687 shares of its common stock to an employee for a cash investment of $14,305.

On December 31, 2008, the Company issued 80,000 shares of its common stock to its four directors and 40,000 shares of its common stock to a director for consulting services provided to the Company. The fair market value of the shares on the date issued was $0.02 per share.  The Company recorded compensation expense of $2,400 related to the issuance of these shares.

On March 12, 2009, the Company issued 80,000 shares of its common stock to its four directors and 40,000 shares of its common stock to a director for consulting services provided to the Company. The fair market value of the shares on the date issued was $0.02 per share.  The Company recorded compensation expense of $2,400 related to the issuance of these shares.

On March 12, 2009, the Company issued 200,000 shares of its common stock to two consultants for services performed. The fair market value of the shares on the date issued was $0.02 per share. The Company recorded consulting fee expense of $4,000 related to the issuance of these shares.

On March 12, 2009, the Company issued 287,743 shares of its common stock to an unrelated investor for a cash investment of $8,632.

On March 12, 2009, the Company issued 410,000 shares of its common stock to employees. The fair market value of the shares on the date issued was $0.02 per share.  The Company recorded compensation expense of $8,200 related to the issuance of these shares.

On March 12, 2009, the Company converted $49,676 of accrued salaries and wages due two employees into 400,000 shares of its common stock.

9.             LEASE COMMITTMENTS

The Company entered into a two year operating lease expiring March 31, 2010 for approximately 12,000 square feet of office and warehouse space for $3,750 per month.  The Company is responsible for insuring the premises.  Rent expense was approximately $29,450 and $22,200 for the nine months ended March 31, 2009 and 2008, respectively.

Minimum future annual payments under operating leases through March 31, 2010 are $45,000.

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.          OTHER INCOME – DEBT SETTLEMENTS

During the three and nine months ended March 31, 2009, the Company recorded other income of $59,463 resulting from the settlement of certain accounts payable obligations with three vendors.

o
On February 26, 2009, the Company and a vendor agreed to a debt settlement of an outstanding payable due the vendor.  Pursuant to the terms of the settlement, the Company agreed to pay the vendor $9,880 immediately and the vendor agreed to forgive the remaining balance due of $23,675.  The settled accounts payable amounts related to inventory purchases made in April 2008.

o
On March 6, 2009, the Company and a vendor agreed to a debt settlement of an outstanding payable due the vendor.  Pursuant to the terms of the settlement, the Company agreed to pay the vendor $12,632 over four equal monthly payments of $3,109 starting March 31, 2009 with the final payment due June 30, 2009. The vendor agreed to forgive the remaining balance due of $33,800.  The settled accounts payable amounts related to inventory purchases made between March and July 2008.

o
During the three months ended March 31, 2009, the legal firm representing the Company in a settlement involving the Company and its former CEO, agreed to waive all finance charges that had accrued on outstanding invoices. The total amount waived approximated $2,000

11.          LOSS PER SHARE

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding in each period and net earnings (loss).  Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share.
	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Numerator:
Basic and diluted earnings (loss)	$24,264	$(85,148)	$(221,689)	$(297,189)

Denominator:
Basic and diluted per share data - weighted average shares	40,551,236	37,503,493	39,961,808	35,382,982

Basic and diluted earnings (loss) per share	$0.001	$(0.002)	$(0.006)	$(0.008)

Outstanding stock options were not included in the computation of diluted earnings per common share for the three and nine month periods ended March 31, 2009 and 2008 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	March 31, 2009	March 31, 2008
Stock options	3,000,000	3,000,000

FORM 10-Q	MARCH 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

12.           INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2009 and June 30, 2008 are as follows:

	March 31, 2009	June 30, 2008
Net operating loss carryforwards	$1,302,000	$1,242,000
Deferred compensation	144,000	92,000
Accounts receivable allowance	13,000	6,000
Valuation allowance	(1,459,000)	(1,340,000)
Net deferred tax asset	$--	$--

At March 31, 2009, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,101,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

13.          RELATED PARTY TRANSACTION

Two of the current officers of the Company have agreed to defer a substantial portion of their salaries until such time as it may be paid.  As of March 31, 2009, the deferred compensation for these two officers was approximately $274,200.  In addition, prior to accepting the position as an officer of the Company, one of the current officers agreed to defer $11,500 of his professional consulting services which was unpaid on March 31, 2009.  On March 31, 2009, the Company and the two officers executed notes payable for all compensation owed totaling approximately $285,700.  The notes are due March 31, 2012 and accrue interest at 4% per annum.

For the three months ended March 31, 2009 and 2008, compensation expense accrued and unpaid for the two officers was $47,000 and $15,000, respectively.  For the nine months ended March 31, 2009 and 2008, compensation expense accrued and unpaid for the two officers was $93,000 and $47,000, respectively.

14.          CONCENTRATIONS

For the nine months ended March 31, 2009 and 2008, one customer accounted for approximately 12% and 25% of the Company's sales, respectively.  At March 31, 2009 and 2008, this customer’s balance represented approximately 30% and 31% of the Company’s trade receivables, respectively.  This customer has not purchased from the Company since September 2008 and as of March 31, 2009 its entire balance due the Company of approximately $60,000 was over 90 days past due. The Company increased the allowance for doubtful accounts due to the uncertainty of collection.  Management does not expect the loss of sales to this customer will have a significant long term impact on the Company.

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

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies", ecoONE Marketing Group and Natural Choices Home Safes Products (see discussion below).

The Company develops, manufactures, markets and sells a range of non-toxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical and nontoxic chemical technologies. The Company's products have applications ranging from water installation maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (non-toxic household and industrial) and pet care.

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

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2009 compared to the three months ending March 31, 2008.

For the three months ended March 31, 2009, net sales were $328,070, an increase of 35% over net sales of $243,145 for the same period in fiscal 2008. The increase is due to increased sales volume from the addition of the Natural Choices products. Sales from these products approximated $149,000 during the three months ended March 31, 2009.  Sales for the three months ended March 31, 2008 included approximately $65,000 of sales of Natural Choices products which represent sales subsequent to February 8, 2008, the date of acquisition.

For the three months ended March 31, 2009, cost of goods sold was $126,636 compared to $73,078 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 70% for the three months ended March 31, 2008 to 61% for the current fiscal quarter. During the three months ended March 31, 2008, the Company recorded one time cost of goods adjustments resulting from packaging changes.  These adjustments resulted in higher than usual gross profit margins. The current fiscal quarter’s gross profit margin is more typical of the Company’s historical margins.  The Company’s gross margin for its most recent fiscal year end was 59%.

For the three months ended March 31, 2009 and 2008, selling and general administrative expenses were $217,740 and $251,319, respectively. The decrease in operating expenses is explained in large part by a decrease in accounting and professional fees. Overall, these expenses decreased by approximately $24,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Accounting and consulting fees charged by independent contractors were higher in 2008 in part due to additional time required for the integration of the Natural Choices business into the Company’s following the acquisition.

Interest expense for the three months ended March 31, 2009 was $18,893 compared to $8,992 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, the Company amortized $9,937 of the discount of the note payable recorded upon the acquisition of Natural Choices in February 2008 and amortized an additional $1,515 of debt discount for convertible notes. The Company also recorded interest expense of $2,400 for the convertible notes, which is payable quarterly.

During the three months ended March 31, 2009, the Company recorded other income of $59,463 resulting from the settlement of certain accounts payable obligations with three vendors.  Under the settlement agreements, the Company agreed to pay the vendors an aggregate amount of approximately $22,500 by the end of its fiscal year and the vendors agreed to forgive the balance of the Company’s obligations.  At March 31, 2009, the Company had paid $13,000 of the settlement amounts with the balance due in three equal monthly installments beginning on April 30, 2009.

The Company recorded net earnings of $24,264 or $0.001 per share for the three months ended March 31, 2009 as compared to a net loss of $85,148 or $(0.002) per share for the three months ended March 31, 2008.

Results for the nine months ending March 31, 2009 compared to the nine months ending March 31, 2008

For the nine months ended March 31, 2009 net sales were $857,875 compared to net sales of $576,187 for the same period in 2008. The sales increase of 49% is attributable to the additional sales recorded as a result of the acquisition of Natural Choices.  Sales of Natural Choices products totaled approximately $380,000 during the nine months ended March 31, 2009.  Sales for the nine months ended March 31, 2008 included approximately $65,000 of sales of Natural Choices products which represent sales subsequent to February 8, 2008, the date of acquisition.

Gross profit for the nine months ended March 31, 2009 was $448,877 or 52% compared to $371,665 or 65% for the nine months ended March 31, 2008.  The decrease of 13% is due in part to lower gross margins recognized on the products acquired from Natural Choices.  This is particularly true of many of the private label products which constitute a significant portion of the Natural Choices product sales.   Prior to the acquisition, Natural Choices manufactured the majority of their liquid and powder cleaning and laundry products through contract manufacturers, adding significantly to the cost of manufacturing those products. In the fourth quarter of fiscal 2008, the Company made significant capital expenditures, including building an in-house powder filling facility, and is in the process of moving away from contract manufacturers.  Although during the nine months ended March 31, 2009, several products were manufactured by third parties, thus contributing to the margin decrease, the overall gross margin continues to increase as more of these product are manufactured in-house.  Management expects that this trend will continue as the Company moves away from utilizing contract manufacturers.

For the nine months ended March 31, 2009, selling and general administrative expenses were $673,525 compared to $661,080 for the nine months ended March 31, 2008. During the nine months ended March 31, 2009 salaries charged to operations were approximately $380,000 compared to $304,000 for the same period last year.  A significant amount of the salary increase comes from the addition of the two former officers of Natural Choice Home Products who became employees of the Company upon the acquisition in February of 2008.  In addition, the Company hired additional personnel after the acquisition to accommodate the additional sales volume.  Salary increases were largely offset by a decrease in legal and professional fees which dropped nearly $75,000 during the nine months ended March 31, 2009 compared to the same period last year. Operating expenses during the nine months ended March 31, 2008 included legal fees incurred for litigation involving the Company’s former CEO which was settled in December 2007 and non-direct acquisition related accounting and consulting fees incurred upon the acquisition of Natural Choices.

Interest expense of $56,504 for the nine months ended March 31, 2009 includes $32,176 of discount amortization for the note payable recorded upon the acquisition of Natural Choices in February 2008 and an additional $3,030 of amortized debt discount for the convertible notes. The Company also recorded interest expense of $4,800 for the convertible notes, which is payable quarterly.  Interest expense for the nine months ended March 31, 2008 was $17,870.

During the nine months ended March 31, 2009, the Company recorded other income of $59,463 resulting from the settlement of certain accounts payable obligations with three vendors (See discussion under three month comparison). During the nine months ended March 31, 2008, the Company recorded other income of $5,000 for the reversal of accrued interest on deferred compensation owed to a former officer. The accrued interest was reduced by $5,000 in December 2007 pursuant to the terms of a settlement agreement between the Company and the former officer.

Net loss for the nine months ended March 31, 2009 was $221,689 or $(0.006) per share compared to a net loss of $297,189 or $(0.008) per share for the same period in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company is positioned for sales growth but will require additional funding to continue operations. The Company's ability to achieve its objectives is dependent upon its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, vendor credit and the private placement of restricted securities until such time as the Company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries, debt financings and the sale of rule 144 stock through private placement. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

At March 31, 2009, the Company had current assets of $329,543 and total assets of $1,273,005, compared to June 30, 2008 when current assets were $402,412 and total assets were $1,343,401. The decrease in current assets is attributable primarily to decreases in accounts receivable from $256,427 at June 30, 2008 to $183,011 at March 31, 2009.  The Company increased its allowance for doubtful accounts by approximately $17,000, contributing to the overall decrease in accounts receivable.  Management felt an increase in the reserve was necessary to address the over 90 day balance of its largest customer, which totals nearly $61,000.  The customer, whose purchases represent 12% of the Company’s revenues, has not placed an order since September 2008. Management believes that the customer is going through organizational restructuring and that there may be uncertainty surrounding collection. Non current assets include goodwill resulting from the acquisition of Natural Choices in the amount of $877,854 which increased from $861,862 at June 30, 2008 as a result of adjustments to purchase price allocations during the nine months ended March 31, 2009.

Current liabilities at March 31, 2009 were $507,812. Current liabilities include accounts payable, capital lease obligations and accrued expenses totaling approximately $306,000. At March 31, 2009, the Company had outstanding line of credit balances with banks totaling $114,000. Current liabilities also include $36,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007. On March 12, 2009, the Company converted $49,676 of accrued salaries and wages due two employees into 400,000 shares of its common stock. In addition, on March 31, 2009, the Company converted $285,693 of deferred compensation due two executive officers into two notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum.

On March 31, 2009, the Company and the former member owners of Natural Choices Home Safe Products, LLC (the “Members”), executed an amendment to the Asset Purchase Agreement dated February 8, 2008 (the “Amendment”).  Pursuant to the Amendment, the Company shall pay the Members the remaining outstanding principal balance of $650,000 as follows:
o	$10,000 due May 1, 2009.
o	$640,000 due on or before March 31, 2012
In addition, the Company shall make monthly cash interest payments to the Members on the outstanding balance at a rate of 4% per annum.

In addition to those items discussed above, long term liabilities at March 31, 2009 include amounts due pursuant to the settlement agreement involving the Company’s former CEO of $20,500. Additionally, on October 1, 2008, the Company executed notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly.  The Notes mature on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share.  The Company shall have the right, but not the obligation, to pay up to one half of the principal balance in cash. Pursuant to a Stock Pledge Agreement dated October 1, 2008, each Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 per share. The Company used the proceeds from the debt to fund current operations. Long-term capital lease obligations were $24,212 at March 31, 2009.

Net cash used in operating activities during the nine months ended March 31, 2009 was $75,052 compared to $178,646 used in operating activities during the nine months ended March 31, 2008. The increase in operating cash flow is due in large part to cash being provided by accounts receivable in the amount of approximately $44,000 (net of increase in allowance for doubtful accounts) during the nine months ended March 31, 2009 as compared to approximately $86,000 of cash being used during the same period last year.

Net cash used in investing activities was $4,645 during the nine months ended March 31, 2009, all of which was used for the purchase of equipment.  During the nine months ended March 31, 2008 the Company used $60,000 for the initial payment of the purchase price for Natural Choices.

Net cash provided by financing activities was $77,252 and $226,623 for the nine months ended March 31, 2009 and 2008, respectively. During the nine months ended March 31, 2009, the Company issued restricted common stock for cash totaling $49,801 compared to $167,000 in 2008, and also received proceeds from borrowings in the amount of $149,576 and $140,864 during the nine months ended March 31, 2009 and 2008, respectively. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On March 31, 2009 the Company had an accumulated deficit of $4,254,547 and total stockholders’ deficit of $242,303.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the current quarter and the 4th quarters of fiscal 2007 and 2006, the Company since commencing operations, has not been profitable on an annual or quarterly basis. The Company cannot guarantee that recent quarterly profitability will continue on a quarter by quarter basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2008, the Company issued 372,724 shares of its common stock to an unrelated investor for a cash investment of $26,863.

On September 30, 2008, the Company issued 198,687 shares of its common stock to an employee for a cash investment of $14,305.

On March 12, 2009, the Company issued 287,743 shares of its common stock to an unrelated investor for a cash investment of $8,632.

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

PACIFIC SANDS, INC.

Dated: May 13, 2009	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: May 13, 2009	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer