Form 10-K
period 2009-06-30
PACIFIC SANDS INC
filed 2009-10-13
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

Commission file number 000-29483

Pacific Sands, Inc.
(Exact Name of Registrant in its Charter)

Nevada	88-0322882
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1509 Rapids Drive, Racine, WI 53404
(Address of principal executive offices   (Zip Code)

(262) 619-3261
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☐      No    ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

Registrant's revenues for its most recent fiscal year: $1,197,485.

Market value of Common stock held by non-affiliates at October 8, 2009:  $1,954,567.

Shares of Common Stock outstanding at October 13, 2009: 43,581,940 shares

Documents incorporated by reference: None

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website at  www.pacificsands.biz  free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.pacificsands.biz. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to review and consider carefully the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Description of Business

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

Contract Manufacturing and Private Label:
With the acquisition of Natural Choices, Pacific Sands now has one of the largest portfolios of consumer cleaning, laundry and pool and spa water management products available for private label of any U.S. manufacturer. We are particularly dedicated to the development of brand extensions helping the manufacturers of existing consumer brands to quickly introduce new products to market, complementary to their existing portfolio in order to expand their revenue base and capitalize on their existing brand capital and shelf space.

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

Industries and Markets:
Pool and Spa Products:

According to industry publications, in excess of $10 billion dollars are spent annually in the U.S. alone on pool and spa chemicals and maintenance. There are more than 10 million existing spas in the US and approximately 12% of all American households own a pool. The overall industry has slowed over the last year but is expected to grow as the economy rebounds from last year’s recession.

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

Marketing and Sales:
The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. Our products are also sold through numerous popular pool and spa websites including www.poolandspa.com, www.waterwarehouse.com and samsclub.com.

The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

Representative Sales Venues:

Direct and Internet Channels: Despite the rapid expansion of the Company’s customer and dealer base for the ecoone® pool and spa products, much of the Company’s potential customer base in the U.S. still does not have direct access to 'brick and mortar' retail outlets carrying the products. Consequently, the Company sells direct to consumers via phone sales and internet orders through its numerous websites including www.pacificsands.biz , www.oxyboost.com,  www.ecoone.biz  and www.ecogeeks.com . Direct sales have not only helped to add to the Company’s customer base but have led to the establishment of numerous dealers and distributors through a combination of customer recommendations and broad internet presence. Additionally, the ability to sell directly adds to the Company's gross profits, facilitating a pricing structure that is very attractive to dealers and distributors.

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

Contract Manufacturing, Custom Formulation and Private Label:
Pacific Sands has OEM and sales / distribution agreements with one major US Spa Manufacturer and two smaller specialty spa manufacturers. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas, also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company.

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

The Company is able to offer complete ‘cradle to customer’ product development including formulation, manufacturing, labeling, marketing and shipping.

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

Research and Development:
The majority of Pacific Sands formulations were and are developed in-house and use proprietary blends of natural and safely synthesized compounds. Pacific Sands has two research chemists on staff, who oversee and conduct new product research and development.

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

As of June 30, 2009, the Company had 6 full time (two of whom are officers of the Company) and 5 part time employees and numerous consultants and sales representatives who are not considered to be employees of the Company.

Risk Factors

In addition to the other information contained on this Form 10-K report, the following risk factors should be considered carefully.

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

GOING CONCERN:
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2009, relating to our ability to continue as a going concern. We cannot assure investors that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

Item 2. Description of Property

The Company leases approximately 12,000 square feet of office and warehouse facilities under an operating lease expiring March 31, 2010.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Security Holders during the fiscal year ended June 30, 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2009 and fiscal 2008, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	0.16	0.08
Second Quarter	0.14	0.06
Third Quarter	0.10	0.08
Fourth Quarter	0.09	0.06

Fiscal Year Ended June 30, 2009
First Quarter	0.09	0.06
Second Quarter	0.06	0.01
Third Quarter	0.06	0.01
Fourth Quarter	0.08	0.03

As of June 30, 2009, there were approximately 478 Holders.

The Company has never declared a cash dividend.

Transactions involving the Company’s securities during the fiscal year ended June 30, 2009  are summarized below.

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

On March 12, 2009, the company converted $54,073 of accrued salaries and wages due two employees into 400,000 shares of its common stock.

On June 29, 2009, the Company issued 80,000 shares of its common stock to its four directors and 40,000 shares of its common stock to a director for consulting services provided to the Company. The fair market value of the shares on the date issued was $0.045 per share.  The Company recorded compensation expense of $5,400  related to the issuance of these shares.

On June 29, 2009, the Company issued 312,978 shares of its common stock to two executives and two directors as partial settlement of notes payable and accrued interest totalling $14,084.

On June 29, 2009, the Company issued 500,000 shares of its common stock to an unrelated investor for a cash investment of $20,000.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The majority of the company’s operating revenues are achieved through gross profits from the sale of its products.  The Company's goal is to achieve sustained and significant profitability through revenues achieved through the sale of its nontoxic, earth, health and kid-friendly, Pool, Spa, Household Cleaning and other product lines.

ACQUISITION OF NATURAL CHOICES

On February 8, 2008 the Company acquired Natural Choices Home Safe Products, LLC pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock payable over a three-year period.

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

Less Reliance on Narrow Market Channels:
To Date, Pacific Sands has achieved the majority of its revenues through the sale of its ecoone pool and spa water management systems. While management believes that the Company will continue to grow the pool, spa and water maintenance sections of the business at its current rate or better, the addition of new sales channels and markets will serve to insulate the Company from industry-specific slowdowns and enhance the overall stability of the Company's revenue stream.

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

Results of Operations for Fiscal Year 2009 compared to Fiscal Year 2008

Results of operations for the fiscal year ending June 30, 2009 compared to the fiscal year ending June 30, 2008.

Revenues and Gross Profit

For the fiscal year ending June 30, 2009, the Company’s net sales were $1,197,485 compared to net sales of $976,357 for the fiscal year ended June 30, 2008. The sales increase of 22.6% is attributable to the additional sales recorded as a result of the acquisition of Natural Choices.  Sales of Natural Choices products totaled approximately $380,000 during the year ended June 30, 2009. Also contributing to the increase in sales were a number of other factors including a continuing increase in the higher number of retail outlets carrying the Company’s ecoone® pool and spa treatment products and increased direct Internet retail sales.

Gross profit for the fiscal year ending June 30, 2009 was $640,189 or 53.4%.while gross profit for the year ending June 30, 2008 was $571,725 or 58.5%.  The decrease in gross profit percentage is due in large part to the addition of the Natural Choices products for the entire year, many of which have lower margins than the existing Pacific Sands pool and spa products. This is particularly true of many of the private label products which constitute a significant percentage of the overall sales of the Natural Choices product line. At the time of acquisition, Natural Choices manufactured the bulk of their liquid and powder cleaning and laundry products through contract manufacturers, adding significantly to the cost of manufacturing those products. The Company continues to outsource the manufacture of the some of these products although many are now manufactured utilizing the Company’s in-house powder filling machinery.

Operating Expenses

For the fiscal years ending June 30, 2009 and 2008, selling and general administrative expenses were $931,108 and $852,277, respectively.  A significant amount of the increase resulted from an increase in salaries and wages from approximately $408,000 to $510,000 for the years ended June 30, 2008 and 2009, respectively. Much of the salary increase is attributable to the inclusion of an entire year’s salary for the two former officers of Natural Choice Home Products who became employees of the Company upon the acquisition in February of 2008.  In addition, the Company hired additional personnel after the acquisition to accommodate the additional sales volume.  Salary increases were largely offset by a decrease in legal and professional fees which dropped nearly $65,000 during the year ended June 30, 2009 compared to the same period last year. Operating expenses during the year ended June 30, 2008 included legal fees incurred for litigation involving the Company’s former CEO which was settled in December 2007 and non-direct acquisition related accounting and consulting fees incurred upon the acquisition of Natural Choices.

Other Income/Expense

Interest expense was $85,578 and $44,055 for the years ended June 30, 2009 and 2008, respectively.  Discount amortization for the note payable recorded upon the acquisition of Natural Choices in February 2008 was $41,626 for the current year compared to $20,244 for the year ended June 30, 2008. An additional $4,544 of amortized debt discount for convertible notes, issued in October 2008, was recorded during the year ended June 30, 2009. The Company also recorded interest expense of $7,200 for these convertible notes, which is payable quarterly.

During the year ended June 30, 2009, the Company recorded other income of $59,463 resulting from the settlement of certain accounts payable obligations with three vendors. Under the settlement agreements, the Company agreed to pay the vendors an aggregate amount of approximately $22,500 by the end of its fiscal year and the vendors agreed to forgive the balance of the Company’s obligations.

For the year ended June 30, 2008 the Company recorded $10,000 of other income that resulted from the settlement of $5,000 of debt and $5,000 interest accrued as part of an obligation to a former officer of the Company.

Net Loss

The Company's net loss for fiscal year 2009 was $317,033, or $0.008, per share compared to $312,908, or $0.009 per share, for fiscal 2008.

Liquidity and Capital Resources

In fiscal 2009, the vast majority of the Company’s operations were funded through the profits from the sale of its products, issuance of debt and sale of restricted stock. Management believes that the Company is now positioned for significant sales growth that will ultimately lead to sustained and significant profitability but will require additional funding.

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

At the June 30, 2009, the Company had current assets of $254,616 and total assets of $1,192,133. Cash and cash equivalents totaled $7,144 on June 30, 2009. Non-current assets include intangible assets resulting from the acquisition of natural Choices in the amount of 877,854.

Current liabilities at June 30, 2009 were $501,012. Current liabilities include accounts payable and accrued expenses totaling approximately $278,000.  Notes payable to banks, finance companies, shareholders and directors approximate $178,000. Current liabilities also include $36,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007. The remaining non-current portion of the note is $8,500.

During the year the year ended June 30, 2009, the Company and the former member owners of Natural Choices Home Safe Products, LLC (the “Members”), executed an amendment to the Asset Purchase Agreement dated February 8, 2008 (the “Amendment”).  Pursuant to the Amendment, the Company shall pay the Members the outstanding principal balance of $650,000 as follows:
•	$10,000 due May 1, 2009.
•	$640,000 due on or before March 31, 2012

As of June 30, 2009 the Company had not made the $10,000 payment due May 1, 2009. This amount is included in current maturities at June 30, 2009.

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

On March 31, 2009, the Company converted deferred compensation due two executive officers into two notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum. The outstanding balance of the notes and accrued interest at June 30, 2009 was approximately $277,000.

Net cash used in operating activities during the year ended June 30, 2009 was $86,958 compared to $155,423 used in operating activities during the year ended June 30, 2008. During the year ended June 30, 2009, cash provided by changes in assets and liabilities approximated $122,000 as compared to only $40,000 for the year ended June 30, 2008.

Cash flows used in investing during the year ended June 30, 2009 was $4,645, all for the purchase of equipment. The Company used $65,497 in cash investing activities for the year ended June 30, 2008 of which $60,000 was cash paid at closing of the acquisition of Natural Choices.

Net cash provided by financing activities was $91,260 and $214,438 for the years ended June 30, 2009 and 2008, respectively. During the year ended June 30, 2009, the Company raised $69,801 through the issuance of common stock compared to $167,000 in the prior year. Proceeds received from notes payable issued totaled $179,316 and $173,745 for the years ended June 30, 2009 and 2008, respectively.  Repayment of loans and other obligations totaled $157,857 and $126,307 for the years ended June 30, 2009 and 2008, respectively. Funds received from financing activities were primarily used to fund operations.

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

Funding For Fiscal 2010 Expansion and Growth:
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

In September of 2008, the Company entered into a three year, interest-only convertible note with an interest rate of 12% per annum, payable in quarterly, interest-only payments, with a group of unrelated investors. The principal portion of the note is convertible into common stock of the Company after thirty (30) months at an agreed-upon price of $.10 per share. At the time of conversion, the Company has the right, but not the obligation to pay up to one-half of the outstanding balance in cash. To date, the Company had borrowed $82,000 from under these terms. While the Company has avoided convertible notes in the past, Management and the board felt that the terms of this agreement were well in the favor of the Company and its long term fiscal stability.

Although management intends to continue to finance the Company’s growth through the sale of restricted securities and debt financing, there is no assurance that Pacific Sands will be successful in obtaining additional working capital.  The Company’s failure to raise adequate working capital may jeopardize its plans for growth.

Item 7A. Quantative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest on foreign currencies.

Item 8. Financial Statements and Supplementary Data

Frank L. Sassetti & Co.

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows of the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Oak Park, Illinois
October 13, 2009

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2009 AND 2008

ASSETS

	June 30, 2009	June 30, 2008
Current assets:
Cash and cash equivalents	$7,144	$7,487
Trade receivables, net of allowances for doubtful accounts of $70,000 and $13,602	137,412	256,427
Inventories	108,803	135,282
Other current assets	1,257	3,216
Total Current Assets	254,616	402,412

Property and equipment, net	59,663	78,311

Other assets:
Security deposit	-	816
Goodwill	877,854	861,862
	877,854	862,678

Total Assets	$1,192,133	$1,343,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$152,022	$331,824
Accrued expenses	125,660	154,469
Deferred compensation	-	139,732
Current portion of notes payable and capital leases	223,330	382,819
Total Current Liabilities	501,012	1,008,844

Notes payable and capital leases - net of discount of $33,946 and $78,601, less current portion	989,285	555,773

Total Liabilities	1,490,297	1,564,617

Stockholders' deficit
Common stock (50,000,000 shares authorized, 49,196,090 and 45,308,958
shares issued, and 42,586,903 and 38,699,771 shares outstanding)	49,196	45,309
Additional paid in capital	4,134,561	3,898,363
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(4,349,891)	(4,032,858)
Total Stockholders' Deficit	(298,164)	(221,216)

Total Liabilities and Stockholders' Deficit	$1,192,133	$1,343,401

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Net sales	$1,197,485	$976,357
Cost of sales	557,296	404,632

Gross profit	640,189	571,725

Selling and administrative expenses	931,108	852,277

Loss from operations	(290,919)	(280,552)

Other expense
Interest expense	(85,578)	(44,055)
Other income	59,464	11,699

Loss before income taxes	(317,033)	(312,908)

Income taxes	-	-

Net loss	$(317,033)	$(312,908)

Basic and diluted loss per share:	$(0.008)	$(0.009)

Basic and diluted weighted average shares outstanding:	40,388,790	36,207,648

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2007	40,970,311	$40,970	$3,517,196	(6,609,187)	$(132,030)	$(3,719,950)	$(293,814)

Issuance of common stock:
For cash	1,972,222	1,972	165,028	-	-	-	167,000
For settlement of debt and other liabilities	399,095	400	31,528	-	-	-	31,928
Partial payments of acquisition purchase price	1,000,000	1,000	99,000	-	-	-	100,000
For compensation	355,000	355	31,395	-	-	-	31,750
For professional services	564,000	564	50,156	-	-	-	50,720
For purchase of machinery	48,330	48	4,060	-	-	-	4,108
Net loss	-	-	-	-	-	(312,908)	(312,908)

Balance at June 30, 2008	45,308,958	45,309	3,898,363	(6,609,187)	(132,030)	(4,032,858)	(221,216)

Issuance of common stock:
For cash	1,359,154	1,359	68,442	-	-	-	69,801
For settlement of debt and other liabilities	1,337,978	1,338	112,422	-	-	-	113,760
For compensation	890,000	890	26,210	-	-	-	27,100
For professional services	300,000	300	10,950	-	-	-	11,250
Debt discount for beneficial conversion feature	-	-	18,174	-	-	-	18,174
Net loss	-	-	-	-	-	(317,033)	(317,033)

Balance at June 30, 2009	49,196,090	$49,196	$4,134,561	(6,609,187)	$(132,030)	$(4,349,891)	$(298,164)

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(317,033)	$(312,908)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	23,295	14,962
Amortization of debt discount	46,170	20,244
Common shares and rights issued for services and compensation	38,350	82,470
Changes in assets and liabilities -
Trade accounts receivable	107,024	(140,133)
Inventories	26,479	(28,338)
Prepaid expenses	948	16,144
Other assets	1,827	3,890
Accounts payable and other current liabilities	(14,018)	188,246
Net Cash Used in Operating Activities	(86,958)	(155,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,645)	(5,497)
Acquisition of Natural Choices - initial payment	-	(60,000)
Net Cash Used in Investing Activities	(4,645)	(65,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	69,801	167,000
Issuance of notes payable	179,316	173,745
Repayment of note payable and long term obligation	(157,857)	(110,508)
Deferred compensation payments	-	(15,799)
Net Cash Provided by Financing Activities	91,260	214,438

NET DECREASE IN CASH AND CASH EQUIVALENTS	(343)	(6,482)

CASH AND CASH EQUIVALENTS
Beginning of year	7,487	13,969

End of year	$7,144	$7,487

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2009 AND 2008

Supplemental disclosures of cash flow information:
	2009	2008
Cash paid during the period for:
Interest	$20,576	$16,677
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$64,084	$31,928
Conversion of accrued salaries to equity	$49,676	$-
Conversion of deferred compensation to notes payable	$274,443	$-
Convertible notes discount with corresponding increase to paid in capital for value of the beneficial conversion feature	$18,174	$-
Capital lease obligations	$-	$49,400
Common stock issued as down payment for machinery purchased under capital lease	$-	$4,108
Reclassification of settlement obligation (previously recorded as deferred compensation)	$-	$100,000
Debt obligation incurred upon acquisition of the assets of Natural Choices Home Safe Products, net of discount	$-	$647,814

See accompanying notes to the financial statements.

FORM 10-K	JUNE 30, 2009

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sand’s distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $23,295 and $14,962 during the years ended June 30, 2009 and 2008, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2009 and 2008, advertising and promotion costs totaled $5,258 and $14,057, respectively.

FORM 10-K	JUNE 30, 2009

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

In addition, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  .

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $70,000 and $13,602 is adequate as of June 30, 2009 and 2008, respectively.

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

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended June 30, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through October 13, 2009, the date it filed this annual report on Form 10-K.

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The adoption of SFAS No. 161 did not have a material impact on the financial results of the Company.

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company does not expect the adoption of  FSP142-3 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

2.             GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2009, the Company has incurred cumulative losses of $4,349,891 and Stockholders’ deficit of $298,164.  The company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3.             INVENTORIES

Inventories at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Raw materials	$94,484	$106,862

Finished goods	14,319	28,420

Total	$108,803	$135,282

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.             ACCRUED EXPENSES

Accrued expenses at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Accrued compensation	$55,894	$71,484
Accrued taxes	39,525	33,497
Accrued professional fees	18,766	38,964
Accrued interest	9.897	789
Accrued other	1,578	9,735
Total	$125,660	$154,469

5.             NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Dell Financial Services – line of credit	$13,652	$10,632
J.P. Morgan Chase – business line of credit	94,992	99,589
Notes payable stockholders and directors	59,652	25,000
Notes payable – settlement obligation	44,500	80,500
Notes payable – acquisition, net of discount	629,684	668,058
Convertible notes payable – net of discount	68,370	--
Notes payable – executive officers	274,443	--
Capital leases	27,322	54,813
	1,212,615	938,592
Less current maturities	223,330	382,819
	$989,285	$555,773

The Company received a line of credit from Dell Financial Services for $15,000 with an  interest rate of 22.99% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.

On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the terms of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.  .

Notes payable stockholders and directors consist of five  unsecured notes for amounts of $31,353, $10,000, $10,000, $5,000 and $3,299 at rates fluctuating up to 10%.

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

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On March 31, 2009, the Company and the former member owners of Natural Choices Home Safe Products, LLC (the “Members”), executed an amendment to the Asset Purchase Agreement dated February 8, 2008 (the “Amendment”).  Pursuant to the Amendment, the Company shall pay the Members the outstanding principal balance of $650,000 as follows:
o	$10,000 due May 1, 2009.
o	$640,000 due on or before March 31, 2012

In addition, the Company shall make monthly cash interest payments to the Members on the outstanding balance at a rate of 4% per annum.

As of June 30, 2009 the Company had not made the $10,000 payment due May 1, 2009.  This amount is included in current maturities at June 30, 2009,

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

The Company allocated the proceeds received to the principal amount of the Notes and the beneficial conversion feature based upon the relative fair value which was determine using a Black Scholes pricing model. The fair value of the beneficial conversion feature has been recorded as debt discount and additional paid in capital.  The debt discount recorded of $18,174 is being amortized over the three-year term of the note and the carrying amount is presented net of the unamortized discount. For the year ended June 30, 2009 the Company recorded $4,544 of interest expense for the amortization of the discount.

On March 31, 2009, the Company converted $274,443 of deferred compensation due two executive officers into two notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum.

At June 30, 2009, the Company had three capital lease obligations two of which had one remaining payment and a nominal aggregate balance.  The other is a four year agreement for machinery with an imputed interest rate of 12.00%, placed into service in April 2008.with  monthly installment payments of $957, and a bargain purchase option of $1 at the end of the lease term.

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable and capital lease obligations were as follows at June 30,

2010	$223,330
2011	100,317
2012	922,914

6.             ACQUISITION

On February 8, 2008 the Company completed the purchase of the assets Natural Choices Home Safe Products, LLC (“Natural Choices”) pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) for a purchase price of $890,000 in cash and shares of Company common stock.

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
$807,814

The acquisition of the assets of Natural Choices has been accounted for as a purchase and the purchase price, including the direct costs of acquisition, have been allocated as follows:

Accounts receivable	$17,645
Inventories	13,687
Accounts payable	(57,302)
Direct cost of acquisition	(44,070)
Intangible asset	877,854
$807,814

The excess of the purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed was recorded as an intangible asset. Under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. The Company has adopted December 31st as the date of the annual impairment test for the intangible asset. The intangible asset was deemed not to be impaired at December 31, 2008. Additionally, management does not believe that any events, transactions or circumstances have caused the asset to be impaired at June 30, 2009.

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The following pro forma condensed statement of operations reflects the results of operations for the year ended June 30, 2008 had the acquisition occurred at the beginning of the period.

June 30, 2008

Net sales	$1,337,905
Gross profit	715,791
Operating loss	(279,785)
Net loss	(314,283)
Loss per share	(0.008)

7.             STOCKHOLDERS’ EQUITY

Transactions for the year ended June 30, 2009 are as follows:

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

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

On March 12, 2009, the company converted $54,073 of accrued salaries and wages due two employees into 400,000 shares of its common stock.

On June 29, 2009, the Company issued 80,000 shares of its common stock to its four directors and 40,000 shares of its common stock to a director for consulting services provided to the Company. The fair market value of the shares on the date issued was $0.045 per share.  The Company recorded compensation expense of $5,400  related to the issuance of these shares.

On June 29, 2009, the Company issued 312,978 shares of its common stock to two executives and two directors as partial settlement of notes payable and accrued interest totalling $14,084.

On June 29, 2009, the Company issued 500,000 shares of its common stock to an unrelated investor for a cash investment of $20,000.

8.            STOCK BASED COMPENSATION

The Company accounts for stock based compensation under SFAS 123(R) ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

The Company did not have any stock options granted, exercised, cancelled or expired during the years ended June 30, 2009 and 2008.

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2008	3,000,000	$.16 - $1.00	$0.440

Balance, June 30, 2009	3,000,000	$.16 - $1.00	$0.440

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.            LEASE COMMITTMENTS

The Company entered into a two year operating lease expiring March 31, 2010 for approximately 12,000 square feet of office and warehouse space for $3,750 per month.  The Company is responsible for insuring the premises.  Rent expense was approximately $41,000 and $38,200 for the years ended June 30, 2009 and 2008, respectively.

Remaining minimum future payments under operating leases at June 30, 2009 were $33,750.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2009	June 30, 2008

Numerator
Basic and diluted loss	$(317,033)	$(312,908)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	40,388,970	36,207,648

Basic and diluted loss per common share	$(0.008)	$(0.009)

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Outstanding stock options were not included in the computation of diluted earnings per common share for the years ended June 30, 2009 and 2008 since it would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	June 30, 2009	June 30, 2008
Stock options	3,000,000	3,000,000

11.          INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2009 and 2008 were as follows:

	June 30 ,2009	June 30 ,2008
Net Operating Loss Carryforwards	$1,342,000	$1,242,000
Deferred Compensation	134,000	92,000
Accounts receivable allowance	30,000	6,000

Valuation Allowance	(1,506,000)	(1,340,000)
Net Deferred Tax Asset	$--	$--

At June 30, 2009, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,196,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

12.          RELATED PARTY TRANSACTION

On March 31, 2009, the Company converted deferred compensation due its two executive officers into notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum. The total due the officers including accrued interest was approximately $278,000 at June 30, 2009.

For the years ended June 30, 2009 and 2008, compensation accrued but not paid to the two officers was approximately $146,000 and $51,000, respectively.

FORM 10-K	JUNE 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

13.          CONCENTRATIONS

For the year ended June 30, 2009, no single customer accounted for 10% or greater of the Company’s sales. For the year ended June 30, 2008, one customer accounted for approximately 18.8% of the Company's sales, and 29.3% and 27.6% of the Company’s trade receivables at June 30, 2009 and 2008, respectively. Due to uncertainty of collection, as of June 30, 2009 the Company has fully reserved for the amount due from this customer.

14.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Net sales	$352,806	$176,999	$328,070	$339,610

Gross profit	190,856	56,588	201,434	191,311

Net earnings (loss)	(64,912)	(181,039)	24,264	(95,346)

Net earnings (loss) per share – basic and diluted	(.002)	(.005)	.001	(.002)

Weighted average basic and diluted shares	39,229,515	40,117,486	40,551,236	41,674,207

	Quarter ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

Net sales	$179,807	$153,234	$231,145	$412,171

Gross profit	116,944	84,654	170,067	199,964

Net earnings (loss)	(53,829)	(158,211)	(85,148)		(15,720)

Net earnings (loss) per share – basic and diluted	(.002)	(.005)	(.002)	(.000	)*

Weighted average basic and diluted shares	34,004,047	34,830,931	37,503,493	38,699,771

* Less than (.001) per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Item 9A(T). Controls and Procedures

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a there is a significant deficiency in our internal control over financial reporting.

The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2009.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael L. Wynhoff	44	President/Chief Executive Officer and Director
Michael D. Michie	48	Chief Financial Officer/Treasurer and Director
Thomas Paulsen	46	Director
John D. Hagarty	70	Director

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2009, 2008 and 2007.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary(b)	Bonus	Restricted Stock Awards	Option Awards(a)	Nonequity incentive plan compensation	Non-qualified deferred compensation	Total

Michael L. Wynhoff	2009	$97,751	--	$3,150	--	--	--	$100,901
Chief Executive Officer	2008	$78,468	--	$5,300	--	--	--	$83,768
	2007	$82,215	--	$27,440	$88,676	--	--	$198,331

Michael D. Michie	2009	$90,143	--	$9,150	--	--	--	$99,293
Chief Financial Officer	2008	$72,145	--	$12,050	--	--	--	$84,195
	2007	$98,754	--	$15,720	$22,768	--	--	$137,242

Thomas Paulson	2009	--	--	$3,150	--	--	--	$3,150
Secretary	2008	--	--	$1,700	--	--	--	$1,700

Mark R. Rauscher	2008	--	--	--	--	--	--	--
Retired	2007	--	--	$9,860	$22,768	--	--	$32,628

John Hagarty	2009	--	--	$9,450	--	--	--	$9,450
Director	2008	--	--	$15,900	--	--	--	$15,900
	2007	--	--	$19,744	--	--	--	$19,744

(a)
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

(b)	During fiscal 2009, cash payments received as compensation by Mr. Wynhoff and Mr. Michie was $70,015 and $72,179, respectively. The balance of their salaries was accrued and subsequently converted to promissory notes.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2009.
Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Common	Michael L. Wynhoff 1509 Rapids Drive Racine, WI 53404	6,776,018	14.5%
Common	Michael D. Michie 1509 Rapids Drive Racine, WI 53404	2,000,080	4.3%
Common	Mark Rauscher 1509 Rapids Drive Racine, WI 53404	2,125,348	4.6%
Common	John D. Hagarty 1509 Rapids Drive Racine, WI 53404	782,771	1.7%
Common	Thomas Paulsen 1509 Rapids Drive Racine, WI 53404	676,923	1.5%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Frank L. Sassetti & Company, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2009	Fiscal 2008
Audit fees (1)	$32,557	$31,492
Audit related fees (2)	$-	$18,864
Tax fees	$3,135	$2,700

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

Item 15. Exhibits

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

(b) Reports on Form 8-K

There were no reports on Form 8-K file for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sands, Inc
(Registrant)

By: /s/ Michael Wynhoff

Michael Wynhoff
Chief Executive Officer,
Director

October 13, 2009

By: /s/ Michael D. Michie

Michael D. Michie
Chief Financial Officer,
Director

October 13, 2009