Form 10-Q
period 2009-09-30
PACIFIC SANDS INC
filed 2009-11-16
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2009
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2009 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	43,581,940

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of September, 30 2009 (unaudited) and June 30, 2009	3

	Statements of Operations for the Three Months Ended September 30, 2009 and 2008 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	18

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

Item 3.	DEFAULTS UPON SENIOR SECURITIES	18

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

Item 5.	OTHER INFORMATION	19

Item 6.	EXHIBITS	19

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2009 AND JUNE 30, 2009

ASSETS

	September 30, 2009	June 30, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$1,889	$7,144
Trade receivables, net of allowances for doubtful accounts of $9,373 and $70,000	120,089	137,412
Inventories	118,882	108,803
Other current assets	1,906	1,257
Total Current Assets	242,766	254,616

Property and equipment, net	52,588	59,663

Other assets:
Goodwill	877,854	877,854
	877,854	877,854

Total Assets	$1,173,208	$1,192,133

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$165,999	$152,022
Accrued expenses	145,512	125,660
Current portion of notes payable and capital leases	198,737	223,330
Total Current Liabilities	510,248	501,012

Notes payable and capital leases - net of discount of $25,247 and $33,946, less current portion	986,639	989,285

Total Liabilities	1,496,887	1,490,297

Stockholders' deficit
Common stock (50,000,000 shares authorized, 50,191,127 and 49,196,090 shares issued, and 43,581,940 and 42,586,903 shares outstanding)	50,192	49,196
Additional paid in capital	4,173,367	4,134,561
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(4,415,208)	(4,349,891)
Total Stockholders' Deficit	(323,679)	(298,164)

Total Liabilities and Stockholders' Deficit	$1,173,208	$1,192,133

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	Three months ended
	September 30,
	2009	2008

Net sales	$253,545	$352,806
Cost of sales	106,186	161,950

Gross profit	147,359	190,856

Selling and administrative expenses	191,420	239,680

Loss from operations	(44,061)	(48,824)

Other expense
Interest expense	(21,256)	(16,088)

Loss before income taxes	(65,317)	(64,912)

Income taxes	-	-

Net loss	$(65,317)	$(64,912)

Basic and diluted loss per share:	$(0.002)	$(0.002)

Basic and diluted weighted average shares outstanding:	43,506,231	39,229,515

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net loss	$(65,317)	$(64,912)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	7,073	6,542
Amortization of debt discount	8,700	11,325
Common shares issued for services and compensation	2,000	15,950
Changes in assets and liabilities -
Trade accounts receivable	17,323	(82,051)
Inventories	(10,079)	8,836
Prepaid expenses	-	948
Other assets	(649)	(200)
Accounts payable and other current liabilities	33,829	11,794

Net Cash Used in Operating Activities	(7,120)	(91,768)

Cash flows from investing activities
Purchases of equipment	-	(3,146)
Security deposits	-	(711)
Net Cash Used in Investing Activities	-	(3,857)

Cash flows from financing activities
Proceeds from common stock issued	8,930	41,169
Proceeds from notes payable	9,982	116,364
Repayment of notes payable and long term obligations	(17,047)	(46,744)

Net Cash Provided by Financing Activities	1,865	110,789

Net increase (decrease) in cash and cash equivalents	(5,255)	15,164

Cash and cash equivalents:
Beginning of period	7,144	7,487

End of period	$1,889	$22,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,947	$2,483
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$28,871	$50,000

See accompanying notes.

FORM 10-Q	SEPTEMBER 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported elsewhere in this Form 10-Q have been omitted.

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

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

FORM 10-Q	SEPTEMBER 30, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $7,074 and $6,542 during the three months ended September 30, 2009 and 2008, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Income Taxes - The Company uses the asset and liability method in accounting for income taxes.  Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  The temporary differences relate primarily to net operating loss carryforwards and deferred compensation charges.  A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax for the three months ended September 30, 2009 and 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $9,373 is adequate as of September 30, 2009.

Basic and Diluted Net Loss Per Share - Basic net loss per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares and stock options are not included in the compensation of the weighted average number of shares outstanding for dilutive net loss per common share, as the effect would be antidilutive.

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

FORM 10-Q	SEPTEMBER 30, 2009
PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Statement of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Subsequent Events - The Company has evaluated subsequent events through November 16, 2009, the date it filed this quarterly report on Form 10-Q.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP. FASB Accounting Standards Codification (“Codification”) is to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

FORM 10-Q	SEPTEMBER 30, 2009
PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.     GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2009, the Company has incurred cumulative losses of $4,415,208.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.     INVENTORIES

Inventories at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Raw materials	$89,533	$94,484
Finished goods	29,349	14,319
Total	$118,882	$108,803

5.     PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and June 30, 2008 consisted of the following:

	September 30, 2009	June 30, 2008
Furniture and office equipment	$33,596	$33,596
Manufacturing equipment	63,104	63,104
Leasehold improvements	3,035	3,035
Computer software	15,277	15,277
	115,012	115,012
Less accumulated depreciation and amortization	(62,424)	(55,349)
Property and equipment, net	$52,588	$59,663

FORM 10-Q	SEPTEMBER 30, 2009
PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.     ACCRUED EXPENSES

Accrued expenses at September 30, 2009 and June 30, 2008 consisted of the following:

	September 30, 2009	June 30, 2008
Accrued compensation	$74,452	$55,894
Accrued payroll withholding taxes and penalties	44,040	39,525
Accrued professional fees	9,800	18,766
Accrued interest	12,248	9,897
Accrued other	4,972	1,578
Total	$145,512	$125,660

7.     NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2009 and June 30, 2008 consisted of the following:

	September 30, 2009	June 30, 2008
Dell Financial Services – line of credit	$12,603	$13,652
J.P. Morgan Chase – business line of credit	92,043	94,992
Notes payable - stockholders and directors	39,115	59,652
Notes payable – settlement obligation	38,500	44,500
Notes payable – acquisition, net of discount	636,869	629,684
Convertible notes payable – net of discount	69,884	68,370
Notes payable – executive officers	271,443	274,443
Capital leases	24,919	27,322
	1,185,376	1,212,615
Less current maturities	198,737	223,330
	$986,639	$989,285

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending September 30,

2010	$198,737
2011	94,615
2012	917,271

8.     STOCKHOLDERS’ EQUITY

On July 7, 2009, the Company issued 50,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.04 per share. The Company recorded consulting fee expense of $2,000 related to the issuance of these shares.

FORM 10-Q	SEPTEMBER 30, 2009
PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On July 7, 2009, the Company issued 150,000 shares of its common stock to an unrelated investor for a cash investment of $6,000.

On July 7, 2009, the Company issued 73,259 shares of its common stock to an employee for a cash investment of $2,930.

On July 7, 2009, the Company issued 721,778 shares of its common stock to a related party shareholder as settlement of a note payable in the amount of $28,871.

9.     LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2009	September 30, 2008
Numerator:
Basic and diluted loss	$(65,317)	$(64,912)

Denominator:
Basic and diluted per share data - weighted average shares	43,506,231	39,229,515

Basic and diluted loss per share	$(0.002)	$(0.002)

Outstanding stock options were not included in the computation of diluted loss per common share for the three month periods ended September 30, 2009 and 2008 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	September 30, 2009	September 30, 2008
Stock options	3,000,000	3,000,000

FORM 10-Q	SEPTEMBER 30, 2009
PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.    INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2009 and June 30, 2008 are as follows:

	September 30, 2009	June 30, 2008
Net operating loss carryforwards	$1,370,000	$1,342,000
Deferred compensation	130,000	134,000
Accounts receivable allowance	4,000	30,000
Valuation allowance	(1,504,000)	(1,506,000)
Net deferred tax asset	$--	$--

At September 30, 2009, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,261,000 which, if unused to offset future taxable income, will expire in years beginning in

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

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2009 compared to the three months ending September 30, 2008.

For the three months ended September 30, 2009, net sales were $253,545, a decrease of 28% from net sales of $352,806 for the same period in fiscal 2008. The decrease is due in part to the loss of the Company’s largest customer, accounting for 25% of Pacific Sands sales during the period ending September 30, 2008. During the fourth quarter of fiscal 2009, the Company took a bad debt charge of approximately $60,000 for accounts receivable from this customer.  General economic conditions also contributed to the overall decrease in sales.

For the three months ended September 30, 2009, cost of goods sold was $106,186 compared to $161,950 for the same period in the previous fiscal year.  The Company’s gross margin increased from 54% for the three months ended September 30, 2008 to 58% for the current fiscal quarter. This increase is due to the fact that the Company has begun to recognize cost savings from efficiencies of manufacturing certain products in-house that were previously manufactured by a third party contract manufacturer.  Additionally, the Company discontinued a few of their lower margin products.

For the three months ended September 30, 2009 and 2008, selling and general administrative expenses were $191,420 and $239,680 respectively. The decrease in operating expenses is explained in large part by a significant decrease in salaries and wage expense resulting from layoffs and salary reductions. Salaries and wage expense for the three months ended September 30, 2009 approximated $82,000 compared to $146,000 for the three months ended September 30, 2008.

Interest expense for the three months ended September 30, 2009 was $21,256 compared to $16,088 for the three months ended September 30, 2008.  During the three months ended September 30, 2009, the Company amortized $7,185 of the discount of note payable recorded upon the acquisition of Natural Choices in February 2008 and amortized an additional $1,515 of debt discount for convertible notes. The Company also recorded interest expense of approximately $4,800 related to these notes.

The Company recorded a net loss of $65,317 or $0.002 per share for the three months ended September 30, 2009 as compared to a net loss of $64,912 or $(0.002) per share for the three months ended September 30, 2008.

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

At September 30, 2009, the Company had current assets of $242,766 and total assets of $1,173,208, compared to June 30, 2009 when current assets were $254,616 and total assets were $1,192,133. Accounts receivable decreased to $120,089 at September 30, 2009 from $137,412 at June 30, 2009. The decrease is due to a slowdown in overall business as evidenced by the decrease in sales. Noncurrent assets include goodwill resulting from the acquisition of Natural Choices in the amount of $877,854.

Current liabilities at September 30, 2009 were $510,248. Current liabilities include accounts payable, capital lease obligations and accrued expenses. At September 30, 2009, the Company had outstanding line of credit balances with banks totaling approximately $105,000. Current liabilities also include $36,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007.

Noncurrent liabilities include notes payable due for the acquisition of Natural Choices for approximately $637,000, net of discount. Noncurrent liabilities also include $82,000 of convertible debt and $272,000 of notes payable due the Company’s two executive officers.

Net cash used in operating activities during the three months ended September 30, 2009 was $7,120 compared to $91,768 used in operating activities during the three months ended September 30, 2008. The increase in operating cash flow is due in large part to a decrease in accounts receivable balances at September 30, 2009.

For the three months ended September 30, 2009, the Company did not have any cash flows from investing activities. Net cash used in investing activities during the three months ended September 30, 2008 was $3,857.

Net cash provided by financing activities was $1,865 and $110,789 for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, the Company issued restricted common stock for cash totaling $8,930 compared to $41,169 in 2008, and also received proceeds from borrowings in the amount of $9,982 and $116,364 during the three months ended September 30, 2009 and 2008, respectively. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On September 30, 2009 the Company had an accumulated deficit of $4,415,208 and total stockholders’ deficit of $323,679.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the 3rd quarter of fiscal 2009 and the 4th quarters of fiscal 2007 and 2006, the Company since commencing operations, has not been profitable on an annual or quarterly basis. The Company cannot guarantee that recent quarterly profitability will continue on a quarter by quarter basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2009, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2009.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2009, the Company issued 50,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.04 per share. The Company recorded consulting fee expense of $2,000 related to the issuance of these shares.

On July 7, 2009, the Company issued 150,000 shares of its common stock to an unrelated investor for a cash investment of $6,000.

On July 7, 2009, the Company issued 73,259 shares of its common stock to an employee for a cash investment of $2,930.

On July 7, 2009, the Company issued 721,778 shares of its common stock to a shareholder as settlement of a note payable in the amount of $28,871.

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

PACIFIC SANDS, INC.

Dated: November 16, 2009	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer
(principal accounting officer)