Form 10-Q
period 2009-12-31
PACIFIC SANDS INC
filed 2010-03-05
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of March 5, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	43,581,940

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of December 31 2009 (unaudited) and June 30, 2009	3

	Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

Item 5.	OTHER INFORMATION	20

Item 6.	EXHIBITS	20

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND JUNE 30, 2009

ASSETS

	December 31, 2009	June 30, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$1,277	$7,144
Trade receivables, net of allowances for doubtful accounts of $9,373 and $70,000	155,354	137,412
Inventories	119,408	108,803
Other current assets	4,549	1,257
Total Current Assets	280,588	254,616

Property and equipment, net	48,111	59,663

Other assets:
Goodwill	-	877,854
	-	877,854

Total Assets	$328,699	$1,192,133

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$178,022	$152,022
Accrued expenses	164,585	125,660
Current portion of notes payable and capital leases	182,304	223,330
Total Current Liabilities	524,911	501,012

Notes payable and capital leases - net of discount of $17,679 and $33,946, less current portion	1,045,790	989,285

Total Liabilities	1,570,701	1,490,297

Stockholders' deficit
Common stock (50,000,000 shares authorized, 50,191,127 and 49,196,090 shares issued, and 43,581,940 and 42,586,903 shares outstanding)	50,192	49,196
Additional paid in capital	4,173,367	4,134,561
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,333,531)	(4,349,891)
Total Stockholders' Deficit	(1,242,002)	(298,164)

Total Liabilities and Stockholders' Deficit	$328,699	$1,192,133

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Net sales	$265,878	$176,999	$519,423	$529,805
Cost of sales	127,187	120,411	233,373	282,361

Gross profit	138,691	56,588	286,050	247,444

Selling and administrative expenses	161,806	216,105	353,226	455,785
Impairment of intangible asset	877,854	-	877,854	-

Loss from operations	(900,969)	(159,517)	(945,030)	(208,341)

Other expense
Interest expense	(17,354)	(21,522)	(38,610)	(37,610)

Loss before income taxes	(918,323)	(181,039)	(983,640)	(245,951)

Income taxes	-	-	-	-

Net loss	$(918,323)	$(181,039)	$(983,640)	$(245,951)

Basic and diluted loss per share:	$(0.021)	$(0.005)	$(0.023)	$(0.006)

Basic and diluted weighted average shares outstanding:	43,581,940	40,117,486	43,544,085	39,673,500

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net loss	$(983,640)	$(245,951)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	12,852	13,085
Amortization of debt discount	16,267	23,755
Impairment of intangible asset	877,854	-
Common shares issued for services and compensation	2,000	18,350
Changes in assets and liabilities -
Trade accounts receivable	(17,942)	36,661
Inventories	(10,605)	1,094
Prepaid expenses	-	948
Other assets	(3,292)	(9,836)
Accounts payable and other current liabilities	64,925	73,300

Net Cash Used in Operating Activities	(41,581)	(88,594)

Cash flows from investing activities
Purchases of equipment	(1,300)	(3,146)
Security deposits	-	(4,525)
Net Cash Used in Investing Activities	(1,300)	(7,671)

Cash flows from financing activities
Proceeds from common stock issued	8,930	41,169
Proceeds from notes payable	72,170	135,201
Repayment of notes payable and long term obligations	(44,086)	(87,592)

Net Cash Provided by Financing Activities	37,014	88,778

Net decrease in cash and cash equivalents	(5,867)	(7,487)

Cash and cash equivalents:
Beginning of period	7,144	7,487

End of period	$1,277	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,288	$8,242
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$28,871	$50,000
Convertible notes discount with corresponding increase to paid in capital for value of beneficial conversion feature	$-	$18,174

See accompanying notes.

FORM 10-Q	DECEMBER 31, 2009

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

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

FORM 10-Q	DECEMBER 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $12,852 and $13,085 during the six months ended December 31, 2009 and 2008, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax for the three and six months ended December 31, 2009 and 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $9,373 is adequate as of December 31, 2009.

Impairment of long lived assets - Periodically, the Company evaluates the carrying value of its plant and equipment, and long-lived assets, which includes patents and other intangible assets, by comparing the anticipated future net cash flows associated with those assets to the related net book value.  If impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations.

In accordance with guidance for Goodwill and Other Intangible Assets, goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. The guidance requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. The Company has adopted December 31st as the date of the annual impairment test for goodwill.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

In performing the first step of the fiscal 2010 intangible asset or goodwill impairment test, management determined there was an indicator of impairment in the intangible asset recorded for the acquisition of Natural Choices because the carrying value of the reporting unit exceeded its estimated fair value.

In performing the second step of the impairment test, the Company performed a discounted cash flow model using management's current business plan projected for expected cash flows and determined that the intangible was fully impaired. Based on the Company’s annual review of goodwill on December 31, 2009, the Company recorded an impairment charge of $877,854, for the intangible asset recorded for the acquisition of Natural Choices which represented the entire intangible asset balance.

FORM 10-Q	DECEMBER 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements -
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

FORM 10-Q	DECEMBER 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.        GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2009, the Company has incurred cumulative losses of $5,333,531.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.        INVENTORIES

Inventories at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Raw materials	$97,403	$94,484
Finished goods	22,005	14,319
Total	$119,408	$108,803

5.        PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Furniture and office equipment	$33,596	$33,596
Manufacturing equipment	63,104	63,104
Leasehold improvements	3,035	3,035
Computer software	16,577	15,277
	116,312	115,012
Less accumulated depreciation and amortization	(68,201)	(55,349)
Property and equipment, net	$48,111	$59,663

FORM 10-Q	DECEMBER 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.         ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Accrued compensation	$87,951	$55,894
Accrued payroll withholding taxes and penalties	44,011	39,525
Accrued professional fees	15,275	18,766
Accrued interest	13,871	9,897
Accrued other	3,477	1,578
Total	$164,585	$125,660

7.        NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at December 31, 2009 and June 30, 2008 consisted of the following:

	December 31, 2009	June 30, 2008
Dell Financial Services – line of credit	$11,491	$13,652
J.P. Morgan Chase – business line of credit	87,009	94,992
Notes payable - stockholders and directors	38,056	59,652
Notes payable – settlement obligation	26,500	44,500
Notes payable – acquisition, net of discount	642,922	629,684
Convertible notes payable – net of discount	127,899	68,370
Notes payable – executive officers	271,443	274,443
Capital leases	22,774	27,322
	1,228,094	1,212,615
Less current maturities	182,304	223,330
	$1,045,790	$989,285

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2010	$182,304
2011	92,421
2012	971,048

On October1, 2008, the Company executed convertible notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly.   The Notes mature on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share.  The Company shall have the right, but not the obligation, to pay up to one half of the principle balance in cash. On November 1, 2009, the Company executed new convertible notes payable (the “New Notes”) in the amount of $56,500 to the same investors under the same terms as the Notes. The New Notes mature on November 1, 2012. Pursuant to a Stock Pledge Agreement dated October 1, 2008, each Note and each New Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 (ten cents)  per share.

8.        STOCKHOLDERS’ EQUITY

On July 7, 2009, the Company issued 50,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.04 per share. The Company recorded consulting fee expense of $2,000 related to the issuance of these shares.

FORM 10-Q	DECEMBER 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On July 7, 2009, the Company issued 150,000 shares of its common stock to an unrelated investor for a cash investment of $6,000.

On July 7, 2009, the Company issued 73,259 shares of its common stock to an employee for a cash investment of $2,930.

On July 7, 2009, the Company issued 721,778 shares of its common stock to a related party shareholder as settlement of a note payable in the amount of $28,871.  On July 7, 2009 the Company’s common stock had a fair market value of $0.04 per share.

9.         LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Basic and diluted loss	$(918,323)	$(181,039)	$(983,640)	$(245,951)

Denominator:
Basic and diluted per share data - weighted average shares	43,581,940	40,117,486	43,544,085	39,673,500

Basic and diluted loss per share	$(0.021)	$(0.005)	$(0.023)	$(0.006)

Outstanding stock options were not included in the computation of diluted loss per common share for the six month periods ended December 31, 2009 and 2008 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	December 31, 2009	December 31, 2008
Stock options	3,000,000	3,000,000

FORM 10-Q	DECEMBER 31, 2009

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.       INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2009 and June 30, 2009 are as follows:

	December 31, 2009	June 30, 2009
Net operating loss carryforwards	$1,387,000	$1,342,000
Deferred compensation	125,000	134,000
Accounts receivable allowance	4,000	30,000
Valuation allowance	(1,516,000)	(1,506,000)
Net deferred tax asset	$--	$--

At December 31, 2009, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,302,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-K FOR THE YEAR ENDED JUNE 30, 2009 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies", ecoONE Marketing Group and Natural Choices Home Safe Products (see discussion below).

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2009 compared to the three months ending December 31, 2008.

For the three months ended December 31, 2009, net sales were $265,878, an  increase of 50% from net sales of $176,999 for the same period in fiscal 2008. The increase is due to better economic conditions and an increase in private label sales.

For the three months ended December 31, 2009, cost of goods sold was $127,187 compared to $120,411 for the same period in the previous fiscal year.  The Company’s gross margin increased from 32% for the three months ended December 31, 2008 to 52% for the current fiscal quarter. This large increase is due to the fact that the Company has begun to recognize significant cost savings from efficiencies of manufacturing certain products in-house that were previously manufactured by a third party contract manufacturer.  Additionally, the Company discontinued a few of their lower margin products.

For the three months ended December 31, 2009 and 2008, selling and general administrative expenses were $161,806 and $216,105 respectively. The decrease in operating expenses is explained in large part by a significant decrease in salaries and wage expense resulting from layoffs and salary reductions. Salaries and wage expense for the three months ended December 31, 2009 approximated $69,000 compared to $125,000 for the three months ended December 31, 2008.

On December 31, 2009, the Company recorded an impairment charge $877,854 representing the entire amount of the intangible asset recorded for the acquisition of Natural Choices Home Safe Products in February 2008.  Applying the guidance for Goodwill and Other Intangible Assets, the Company determined that the carrying amount of the intangible asset exceeded the fair value, and further determined that the entire value of the intangible asset should be written off.

Interest expense for the three months ended December 31, 2009 was $17,354 compared to $21,522 for the three months ended December 31, 2008.  During the three months ended December 31, 2009, the Company amortized $7,567 of discounts of notes payable compared to $12,430 during the three months ended December 31, 2008.

The Company recorded a net loss of $918,323 or $0.021 per share for the three months ended December 31, 2009 as compared to a net loss of $181,039 or $0.005 per share for the three months ended December 31, 2008.

Results for the six months ending December 31, 2009 compared to the six months ending December 31, 2008.

For the six months ended December 31, 2009 and 2008, net sales were $519,423 and 529,805, respectively.

For the six months ended December 31, 2009, cost of goods sold was $233,373 compared to $282,361 for the same period in the previous fiscal year.  The Company’s gross margin increased from 47% for the six months ended December 31, 2008 to 55% for the six months ended December 31, 2009. This increase is due to cost savings from efficiencies of manufacturing certain products in-house that were previously manufactured by a third party contract manufacturer.  Additionally, the Company discontinued some of their lower margin products.

For the six months ended December 31, 2009 and 2008, selling and general administrative expenses were $353,226 and $455,785 respectively. The decrease in operating expenses is explained in large part by a significant decrease in salaries and wage expense resulting from layoffs and salary reductions. Salaries and wage expense for the six months ended December 31, 2009 approximated $151,000 compared to $271,000 for the six months ended December 31, 2008.

On December 31, 2009, the Company recorded an impairment charge $877,854 representing the entire amount of the intangible asset recorded for the acquisition of Natural Choices Home Safe Products in February 2008.  Applying the guidance for Goodwill and Other Intangible Assets, the Company determined that the carrying amount of the intangible asset exceeded the fair value, and further determined that the entire value of the intangible asset should be written off.

Interest expense for the six months ended December 31, 2009 was $38,610 compared to $37,610 for the six months ended December 31, 2008.  During the six months ended December 31, 2009, the Company recorded notes payable discount amortization $16,267 compared to $23,755 during the three months ended December 31, 2008.  During the six months ended December 31, 2009, the Company also recorded interest expense of $13,000 pursuant to the amended note payable for the acquisition of Natural Choices. The note was amended in March 2009.

The Company recorded a net loss of $983,640 or $0.023 per share for the six months ended December 31, 2009 as compared to a net loss of $245,951 or $0.006 per share for the six months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company is positioned for sales growth but will require additional funding to continue operations. The Company's ability to achieve its objectives is dependent upon its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, vendor credit and the private placement of restricted securities until such time as the Company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries (subsequently converted to notes payable to officers), debt financings and the sale of rule 144 stock through private placement. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

At December 31, 2009, the Company had current assets of $280,588 and total assets of $328,699, compared to June 30, 2009 when current assets were $254,616 and total assets were $1,192,133. Accounts receivable increased to $155,354 at December 31, 2009 from $137,412 at June 30, 2009. The increase is attributed in part to customers paying slower than in previous periods.

Current liabilities at December 31, 2009 were $524,911. Current liabilities include accounts payable, notes payable and capital lease obligations and accrued expenses. At December 31, 2009, the Company had outstanding line of credit balances with banks totaling approximately $99,000. Accrued liabilities also include $26,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007.

Noncurrent liabilities include notes payable due for the acquisition of Natural Choices for approximately $633,000, net of discount. Noncurrent liabilities also include $138,000 of convertible debt and $272,000 of notes payable due the Company’s two executive officers.

Net cash used in operating activities during the six months ended December 31, 2009 was $41,581 compared to $88,594 used in operating activities during the six months ended December 31, 2008.

For the six months ended December 31, 2009, net cash used in investing activities was $1,300, representing the purchase of property and equipment. Net cash used in investing activities during the six months ended December 31, 2008 was $7,671 and included $3,146 of equipment purchases and an increase in security deposits of $4,525.

Net cash provided by financing activities was $37,014 and $88,778 for the six months ended December 31, 2009 and 2008, respectively. During the six months ended December 31, 2009, the Company issued restricted common stock for cash totaling $8,930 compared to $41,169 in 2008, and also received proceeds from borrowings in the amount of $72,170 and $135,201 during the six months ended December 31, 2009 and 2008, respectively. Those proceeds included amounts received from issuing convertible notes payable in amounts of $56,500 and $82,000 in fiscal 2010 and 2009, respectively. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On December 31, 2009 the Company had an accumulated deficit of $5,333,531and total stockholders’ deficit of $1,242,002.

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

Preparation of the filing ending on December 31, 2009 required evaluation of the goodwill from the acquisition of Natural Choices. Management elected to take extra time to carefully evaluate the impairment. Management believes the resulting late filing to be a necessary but rare event.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

PACIFIC SANDS, INC.

Dated: March 5, 2010	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: March 5, 2010	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer
(principal accounting officer)