Form 10-Q
period 2010-03-31
PACIFIC SANDS INC
filed 2010-05-20
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2010
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒               No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer and smaller reporting company “in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	43,581,940

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheet as of March 31, 2010 (unaudited) and June 30, 2009	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009 (unaudited)	4

	Statements of Cash Flows for the Nine months Ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	OTHER INFORMATION	20

Item 5.	EXHIBITS	20

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2010 AND JUNE 30, 2009

ASSETS

	March 31, 2010	June 30, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$2,110	$7,144
Trade receivables, net of allowances for doubtful accounts of $9,373 and $70,000	131,793	137,412
Inventories	132,235	108,803
Other current assets	6,330	1,257
Total Current Assets	272,468	254,616

Property and equipment, net	50,083	59,663

Other assets:
Goodwill	-	877,854
	-	877,854

Total Assets	$322,551	$1,192,133

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$155,901	$152,022
Accrued expenses	196,221	125,660
Current portion of notes payable and capital leases	167,113	223,330
Total Current Liabilities	519,235	501,012

Notes payable and capital leases - net of discount of $12,460 and $33,946, less current portion	1,048,520	989,285

Total Liabilities	1,567,755	1,490,297

Stockholders' deficit
Common stock (50,000,000 shares authorized, 50,191,127 and 49,196,090 shares issued, and 43,581,940 and 42,586,903 shares outstanding)	50,192	49,196
Additional paid in capital	4,173,367	4,134,561
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,336,733)	(4,349,891)
Total Stockholders' Deficit	(1,245,204)	(298,164)

Total Liabilities and Stockholders' Deficit	$322,551	$1,192,133

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net sales	$262,742	$328,070	$782,165	$857,875
Cost of sales	88,829	126,636	322,202	408,998

Gross profit	173,913	201,434	459,963	448,877

Selling and administrative expenses	158,823	217,740	512,049	673,525
Impairment of intangible asset	-	-	877,854	-

Income (loss) from operations	15,090	(16,306)	(929,940)	(224,648)

Other expense
Interest expense	(18,292)	(18,893)	(56,902)	(56,504)
Other income	-	59,463		59,463

Income (loss) before income taxes	(3,202)	24,264	(986,842)	(221,689)

Income taxes	-	-	-	-

Net income (loss)	$(3,202)	$24,264	$(986,842)	$(221,689)

Basic and diluted income (loss) per share:	$(0.000)	$0.001	$(0.023)	$(0.006)

Basic and diluted weighted average shares outstanding:	43,581,940	40,551,236	43,556,519	39,961,808

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net loss	$(986,842)	$(221,689)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	18,152	18,165
Amortization of debt discount	21,486	35,206
Common shares issued for services and compensation	2,000	32,950
Impairment of intangible asset	877,854	-
Changes in assets and liabilities -
Trade accounts receivable	5,619	61,425
Inventories	(23,432)	2,130
Prepaid expenses	-	948
Other assets	(5,073)	(6,070)
Accounts payable and other current liabilities	74,440	1,883

Net Cash Used in Operating Activities	(15,796)	(75,052)

Cash flows from investing activities
Purchases of equipment	(8,572)	(4,645)
Net Cash Used in Investing Activities	(8,572)	(4,645)

Cash flows from financing activities
Proceeds from common stock issued	8,930	49,801
Proceeds from notes payable	73,238	149,576
Repayment of notes payable and long term obligations	(62,834)	(122,125)

Net Cash Provided by Financing Activities	19,334	77,252

Net decrease in cash and cash equivalents	(5,034)	(2,445)

Cash and cash equivalents:
Beginning of period	7,144	7,487

End of period	$2,110	$5,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,509	$16,359
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$28,871	$50,000
Conversion of accrued salaries to equity	-	$49,676
Conversion of deferred compensation to notes payable	-	$285,693
Convertible notes discount with corresponding increase to paid in capital for value of beneficialconversion feature	$-	$18,174

 See accompanying notes.

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded products are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $18,152 and $13,085 during the nine months ended March 31, 2010 and 2009, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax for the three and nine months ended March 31, 2010 and 2009 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectibility of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectibility of the receivables.  Management believes that the current specific and general receivable reserves aggregating $9,373 is adequate as of March 31, 2010.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Earnings (Loss) Per Share - Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares and stock options are not included in the compensation of the weighted average number of shares outstanding for dilutive net loss per common share, as the effect would be antidilutive.

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

Recent Accounting Pronouncements –

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation , a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.         GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2010, the Company has incurred cumulative losses of $5,336,733.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.         INVENTORIES

Inventories at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Raw materials	$101,960	$94,484
Finished goods	30,275	14,319
Total	$132,235	$108,803

5.        PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Furniture and office equipment	$40,868	$33,596
Manufacturing equipment	63,104	63,104
Leasehold improvements	3,035	3,035
Computer software	16,577	15,277
	123,584	115,012
Less accumulated depreciation and amortization	(73,501)	(55,349)
Property and equipment, net	$50,083	$59,663

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.         ACCRUED EXPENSES
Accrued expenses at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Accrued compensation	$103,672	$55,894
Accrued payroll withholding taxes and penalties	44,009	39,525
Accrued professional fees	27,058	18,766
Accrued interest	17,801	9,897
Accrued other	3,681	1,578
Total	$196,221	$125,660

7.         NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Dell Financial Services – line of credit	$10,609	$13,652
J.P. Morgan Chase – business line of credit	81,970	94,992
Notes payable - stockholders and directors	34,506	59,652
Notes payable – settlement obligation	20,500	44,500
Notes payable – acquisition, net of discount	646,627	629,684
Convertible notes payable – net of discount	129,413	68,370
Notes payable – executive officers	271,443	274,443
Capital leases	20,565	27,322
	1,215,633	1,212,615
Less current maturities	167,113	223,330
	$1,048,520	$989,285

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2010	$167,113
2011	92,736
2012	968,244

On October 1, 2009, the Company executed convertible notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly.   The Notes mature on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share.  The Company shall have the right, but not the obligation, to pay up to one half of the principle balance in cash. On November 1, 2009, the Company executed new convertible notes payable (the “New Notes”) in the amount of $56,500 to the same investors under the same terms as the Notes. The New Notes mature on November 1, 2012. Pursuant to a Stock Pledge Agreement dated October 1, 2009, each Note and each New Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 (ten cents)  per share.
8.        STOCKHOLDERS’ DEFICIT

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

9.        EARNINGS (LOSS) PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Numerator:
Basic and diluted income (loss)	$(3,202)	$24,264	$(983,640)	$(221,689)

Denominator:
Basic and diluted per share data - weighted average shares	43,581,940	40,551,236	43.556,519	39,961,808

Basic and diluted income (loss) per share	$(0.000)	$0.001	$(0.023)	$(0.006)

Outstanding stock options were not included in the computation of diluted loss per common share for the nine month periods ended March 31, 2010 and 2009 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	March 31, 2010	March 31, 2009
Stock options	3,000,000	3,000,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.      INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2010 and June 30, 2009 are as follows:

	March 31, 2010	June 30, 2009
Net operating loss carryforwards	$1,388,000	$1,342,000
Deferred compensation	123,000	134,000
Accounts receivable allowance	4,000	30,000
Valuation allowance	(1,515,000)	(1,506,000)
Net deferred tax asset	$--	$--

At March 31, 2010, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,305,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded products are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

The Company's goal is to achieve sustained and significant profitability through revenues achieved by marketing and sales of its nontoxic, earth, health and kid-friendly, ecoONE® Pool, Spa, Household Cleaning and other product lines.

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

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2010 compared to the three months ending March 31, 2009.

For the three months ended March 31, 2010, net sales were $262,742, a decrease of 20% from net sales of $328,070 for the same period in fiscal 2009.  The decrease was due to a lack of demand for private label products.

For the three months ended March 31, 2010, cost of goods sold was $88,829 compared to $126,636 for the same period in the previous fiscal year.  The Company’s gross margin increased from 61% for the three months ended March 31, 2009 to 66% for the current fiscal quarter. This large increase is due to the fact that the Company has begun to recognize significant cost savings from efficiencies of manufacturing certain products in-house that were previously manufactured by a third party contract manufacturer.  Additionally, the Company discontinued a few of their lower margin products.

For the three months ended March 31, 2010 and 2009, selling and general administrative expenses were $158,823 and $217,740 respectively. The decrease in operating expenses is explained in large part by a significant decrease in salaries and wage expense resulting from layoffs and salary reductions. Salaries and wage expense for the three months ended March 31, 2010 approximated $78,000 compared to $111,000 for the three months ended March 31, 2009.

Interest expense for the three months ended March 31, 2010 was $18,292 compared to $18,893 for the three months ended March 31, 2009.  During the three months ended March 31, 2010, the Company amortized $5,220 of discounts of notes payable compared to $11,452 during the three months ended March 31, 2009. Interest expense on notes payable was $13,072 and $7,441 for the three months ended March 31, 2010 and 2009, respectively.  The increase is due to additional borrowings on the form of convertible notes that were executed in November 2009, and the additional interest resulting from the restructured note with the former owners of Natural Choices. This note was amended in March 2009.

During the three months ended March, 31, 2009, the Company recorded other income of $59,463 resulting from the settlement of certain accounts payable obligations with three vendors.

The Company recorded a net loss of $3,202 or $0.000 loss per share for the three months ended March 31, 2010 as compared to net income of $24,264 or $0.001 earnings per share for the three months ended March 31, 2009.

Results for the nine months ending March 31, 2010 compared to the nine months ending March 31, 2009.

For the nine months ended March 31, 2010 and 2009, net sales were $782,165 and 857,875, respectively. The 9% decrease is due to lack of marketing resources, significant staff reductions and the repurposing of sales and administration personnel to cover manufacturing, shipping and warehouse operations.

For the nine months ended March 31, 2010, cost of goods sold was $322,202 compared to $408,898 for the same period in the previous fiscal year.  The Company’s gross margin increased from 52% for the nine months ended March 31, 2009 to 59% for the nine months ended March 31, 2010. This increase is due to cost savings from efficiencies of manufacturing certain products in-house that were previously manufactured by a third party contract manufacturer.  Additionally, the Company discontinued some of their lower margin products.

For the nine months ended March 31, 2010 and 2009, selling and general administrative expenses were $512,049 and $673,525 respectively. The decrease in operating expenses is explained in large part by a significant decrease in salaries and wage expense resulting from layoffs and salary reductions. Salaries and wage expense for the nine months ended March 31, 2010 approximated $229,000 compared to $384,000 for the nine months ended March 31, 2009.

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

Interest expense for the nine months ended March 31, 2010 was $56,902 compared to $56,504 for the nine months ended March 31, 2009.  During the nine months ended March 31, 2010, the Company recorded notes payable discount amortization $21,486 compared to $35,206 during the nine months ended March 31, 2009.  During the nine months ended March 31, 2010, the Company also recorded interest expense of $19,500 pursuant to the amended note payable for the acquisition of Natural Choices. The note was amended in March 2009.

During the nine months ended March, 31, 2009, the Company recorded other income of $59,463 resulting from the settlement of certain accounts payable obligations with three vendors.

The Company recorded a net loss of $986,842 or $0.023 per share for the nine months ended March 31, 2010 as compared to a net loss of $221,689 or $0.006 per share for the nine months ended March 31, 2009.

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

At March 31, 2010, the Company had current assets of $272,468 and total assets of $322,551, compared to June 30, 2009 when current assets were $254,616 and total assets were $1,192,133. The decrease in total assets is a result of the write off of the intangible asset recorded for the acquisition of Natural Choices Home Safe Products in February 2008.

Current liabilities at March 31, 2010 were $519,235 as compared to $501,012 at June 30, 2009. Current liabilities include accounts payable,  current portion of notes payable and capital lease obligations and accrued expenses. At March 31, 2010, the Company had outstanding line of credit balances with banks totaling approximately $93,000. Accrued liabilities also include $20,000 in payments due to a former officer pursuant to a settlement agreement executed in December 2007.

Non-current liabilities include notes payable due for the acquisition of Natural Choices for approximately $647,000, net of discount. Non-current liabilities also include $138,000 of convertible debt and $272,000 of notes payable due the Company’s two executive officers.

Net cash used in operating activities during the nine months ended March 31, 2010 was $15,796 compared to $88,594 used in operating activities during the nine months ended March 31, 2009.

For the nine months ended March 31, 2010, net cash used in investing activities was $8,572, representing the purchase of property and equipment. Net cash used in investing activities during the nine months ended March 31, 2009 was $7,671 and included $3,146 of equipment purchases and an increase in security deposits of $4,525.

Net cash provided by financing activities was $19,334 and $88,778 for the nine months ended March 31, 2010 and 2009, respectively. During the nine months ended March 31, 2010, the Company issued restricted common stock for cash totaling $8,930 compared to $41,169 in 2009, and also received proceeds from borrowings in the amount of $73,238 and $135,201 during the nine months ended March 31, 2010 and 2009, respectively. Those proceeds included amounts received from issuing convertible notes payable in amounts of $56,500 and $82,000 in fiscal 2010 and 2009, respectively. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On March 31, 2010 the Company had an accumulated deficit of $5,336,733 and total stockholders’ deficit of $1,245,204.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

None

Item 4 – OTHER INFORMATION

None

Item 5 – EXHIBITS

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

PACIFIC SANDS, INC.

Dated: May 20, 2010	By:	/s/ Michael Wynhoff
Michael Wynhoff
Chief Executive Officer

Dated: May 20, 2010	By:	/s/ Michael Michie
Michael Michie
Chief Financial Officer
(principal accounting officer)