Form 10-K
period 2010-06-30
PACIFIC SANDS INC
filed 2010-10-13
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

Registrant's revenues for its most recent fiscal year: $1,122,454.

Market value of Common stock held by non-affiliates at December 31, 2009:  $1,743,278.

Shares of Common Stock outstanding at October 8, 2010: 44,627,699 shares.

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

Item 1. Description of Business

The Company:
Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as "Natural Water Technologies," “ecoGeeks.com” and Natural Choices.

Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly and highly effective liquid and powder cleaning and water-management products. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, ponds) to fabric and surface cleaning (household and institutional) and pet care.

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

The Company achieves the bulk of its sales and revenues through three primary sources:

Pacific Sands Branded Products:
Pacific Sands has three primary brands that are sold through retail distribution in numerous outlets in the U.S., Canada and Europe: ecoone®, e-2 elemental earth® and Natural Choices™.

Consulting, Contract Manufacturing and Private Label:
Pacific Sands has one of the largest in-house portfolios of cleaning, laundry and pool and spa water management products available for private label and brand extension of any U.S. manufacturer.

Our private label business encourages existing brands to capitalize on their brand identity and distribution to enhance their revenue stream by adding supplemental cleaning products to their portfolio. For example, a company that makes decking material can profit by adding our Pro-X Deck and Patio Cleaner as a privately-branded deck cleaning product to their portfolio with minimal investment of their resources. The opportunities for brand extension are nearly limitless.

The company also provides water management and cleaning consulting services for hire. The company generally provides these services to enhance its revenue stream through the sale of product, such as a recent consulting project for a pharmaceutical company seeking alternative methods to treat their wastewater stream with alternatives to harsh chemicals. The company has also provided water management consultation and project planning and development for pools, ponds, decretive water displays and industrial wastewater management.

Direct & Internet Retail:
Direct sales represent a significant portion of the revenue stream of the Company. While direct retail is primarily used by the Company as a tool to educate consumers, gather feedback data and provide ready access to information about the products the company offers, the company’s www.OxyBoost.com has become a recognized source of information for solving cleaning problems and www.ecoGeeks.com, its primary direct retail outlet has gained popularity as a source of amusing product demonstration videos.

The Company has also begun marketing and distributing information via Facebook and other social media venues: www.facebook.com/ecogeeks and http://www.facebook.com/PacificSands.

At its heart, Pacific Sands, Inc. is an environmental products Company. Our core product philosophy revolves around the development, manufacture and sale of unique, nontoxic and/or 'less-toxic' solutions for consumer and commercial use. Our primary focal points in product development stress the reduction and/or elimination of hazards to the user and overall safety for the environment, pets and people with particular emphasis on child-safety.

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

The Natural Choices™ product line offers the most complete line of quality oxygen bleach-based cleaners available anywhere. The Natural Choices™ line also features an extensive line of soy-based products and products specifically developed for people with allergies and chemical sensitivities.

In fiscal 2010, the Company introduced the Natural Choices™ “Refillables” line of 4 ready to use and concentrate cleaning products including Multi Purpose, Bathroom Cleaner, Degreaser and Glass. Natural Choices™ Refillables™ concentrates reduce packaging by 2/3 and shipping weight by more than 90%.

In 2010, the Company also developed a water based degreasing technology (called “Critter Cleaner”) with a broad array of applications ranging from a highly effective, non petroleum dish soap to cleaning grease and oil stains off of driveways, grill and other surfaces. The technology (which was originally developed as a non-petroleum based degreaser for use on animals affected by the Gulf Oil Spill) was developed by Company chemists and board member, Dr. Jack Hagarty.

Of the dozens of available Natural Choices™ products, the most well known flagship product is Oxy-Boost. Oxy-Boost is a safe and effective alternative to chlorine based products. Oxy-Boost naturally attacks and breaks down organic stains to totally remove them from surfaces and fabric. Oxy-Boost has hundreds of cleaning uses and is the core formulation for all of our oxygen-bleach based technologies.

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

Product and Practice Information:

Many of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. Citing the versatility of the Company's core formula and referring to it as a hinge pin technology,' Wal-Mart's Innovation Network awarded the product the highest "Success Likelihood Score" ever granted in that program's 22 year history.

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

Management believes that the Company's product offerings have a strong competitive edge in the pool and spa marketplace as well as the rapidly expanding environment and health-friendly products market. Our product lines satisfy the environment and health conscious consumer's primary needs in that they combine a high level of efficacy with earth and health safety considerations.

Industries and Markets:

Pool and Spa Products:

According to industry publications, in excess of $10 billion dollars are spent annually in the U.S. alone on pool and spa chemicals and maintenance. There are more than 10 million existing spas in the US and approximately 12% of all American households own a pool. The overall industry has slowed over the last 2 years but is expected to return to growth as the economy improves.

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

Contract Manufacturing, Custom Formulation and Private Label:
Pacific Sands has OEM and sales / distribution agreements with US Spa Manufacturers. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas, also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company. Our ecoone products are also sold under other brand names in the US and Canada under license and private label.

Private Label and Contract Manufacturing:
Pacific Sands’ Natural Choices products offer one of the largest portfolios of nontoxic, earth, health pet and kid-friendly consumable products available for private label. The Company also offers custom formulation and product consultation.

Our products are currently privately labeled by dozens of companies ranging from small fundraising entities to nationally recognized brands as product extensions.

The Company is able to offer complete ‘cradle to customer’ product development including formulation, manufacturing, labeling, marketing and shipping.

Marketing Strategy:
The Company primarily uses a “demand side” product differentiation marketing strategy to create markets and introduce new customers to our products.

The Company also utilizes internet advertising and direct consumer advertising through internet, newspapers and magazines to attract customers. We market to dealers through internet advertising, advertising in industry trade magazines and cross-branded advertising with our manufacturing partners and through our other products.

Intellectual Property

ecoone® is a registered trademark of Pacific Sands Inc.
e-3 elemental earth® is a registered trademark of Pacific Sands, Inc.

The Company develops and manufactures a broad range of consumable surface cleaning, laundry and water management products. The products and formula that the Company develops and manufactures are protected by in-house trade secret practices which include non-compete and non-disclosure contracts with employees and vendors.

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

The Company has a semi-automated powder product mixing and filling facility which is used to manufacture all of its powdered laundry and cleaning products.

As of June 30, 2010, the Company had 6 full time (two of whom are officers of the Company) and 5 part time employees and numerous consultants and sales representatives who are not considered to be employees of the Company.

Item 1A. Risk Factors

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

GOING CONCERN:
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2010, relating to our ability to continue as a going concern. We cannot assure investors that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

Item 2. Description of Property

The Company is renting 12,000 square feet of office and warehouse facilities on a month to month arrangement.

Item 3. Legal Proceedings

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2010 and fiscal 2009, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2010
First Quarter	0.07	0.04
Second Quarter	0.05	0.03
Third Quarter	0.05	0.03
Fourth Quarter	0.12	0.03

Fiscal Year Ended June 30, 2009
First Quarter	0.09	0.06
Second Quarter	0.06	0.01
Third Quarter	0.06	0.01
Fourth Quarter	0.08	0.03

As of June 30, 2010, there were approximately 648 Holders.

The Company has never declared a cash dividend.

Transactions involving the Company’s securities during the fiscal year ended June 30, 2010 are summarized below.

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

On April 30, 2010 the Company issued 370,425 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.034 per share. The Company recorded consulting fee expense of $12,500 related to the issuance of these shares.

On May 31, 2010 the Company issued 342,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.029 per share. The Company recorded consulting fee expense of $9,986 related to the issuance of these shares.

On June 29, 2010 the Company issued 333,334 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.045 per share. The Company recorded consulting fee expense of $15,000 related to the issuance of these shares.

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

Potential Growth Through In-House Marketing and Sales Support:

Pacific Sands has  a highly skilled marketing and sales staff as well as internal production ability for new labels, printing, video, internet and imaging. Natural Choices has placed more focus on new product development. Consequently, we now have the ability to apply Pacific Sands marketing and sales staff to a fresh, new line of products that, while achieving a relatively significant customer base, has never been aggressively marketed nationally.

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

The market for environment and health friendly consumer and commercial cleaning products is still in the relatively early stages and is expanding rapidly. Management believes that the acquisition of Natural Choices, which is already well-established in these markets, places Pacific Sands in an ideal position to actively compete in the environmental products marketplace.

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

Results of Operations for Fiscal Year 2010 compared to Fiscal Year 2009

Results of operations for the fiscal year ending June 30, 2010 compared to the fiscal year ending June 30, 2009.

Revenues and Gross Profit

For the fiscal year ending June 30, 2010, the Company’s net sales were $1,122,454 compared to net sales of $1,197,485 for the fiscal year ended June 30, 2009. The 6% decrease is due to lack of marketing resources, significant staff reductions and the repurposing of sales and administration personnel to cover manufacturing, shipping and warehouse operations. Gross profit for the fiscal year ending June 30, 2010 was $572,049 or 51.0%, while gross profit for the year ending June 30, 2009 was $620,617 or 51.8%.

Operating Expenses

For the fiscal years ending June 30, 2010 and 2009, selling and general administrative expenses were $743,553 and $911,536, respectively.  The decrease in operating expenses is explained in large part by a significant decrease in salaries and wage expense resulting from layoffs and salary reductions. Salaries and wage expense for the year ended June 30, 2010 approximated $310,000 compared to $490,000 for the year ended June 30, 2009.  Additionally, for the year ended June 30, 2009, the Company recorded bad debt expense of $73,000 attributable in large part to the write off of an approximately $60,000 receivable due from the then Company’s largest customer. Bad debt expense for the year ended June 30, 2010 was $9,900.

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

Other Income/Expense

Interest expense for the year  ended June 30, 2010 was $77,687 compared to $85,578 for the year ended June 30, 2009.  During the year ended June 30, 2010, the Company recorded notes payable discount amortization $26,374 compared to $46,170 during the year ended June 30, 2009.  During the year ended June 30, 2010 and 2009, the Company also recorded interest expense of $26,000 and $4,334, respectively, pursuant to the amended note payable for the acquisition of Natural Choices. The note was amended in March 2009.

During the year ended June 30, 2009, the Company recorded other income of $59,464 resulting from the settlement of certain accounts payable obligations with three vendors.

Net Loss

The Company recorded a net loss of $1,127,045 or $0.026 per share for the year ended June 30, 2010 as compared to a net loss of $317,033 or $0.008 per share for the year ended June 30, 2009.

Liquidity and Capital Resources

In fiscal 2010, the vast majority of the Company’s operations were funded through the profits from the sale of its products, issuance of debt and sale of restricted stock. Management believes that the Company is now positioned for significant sales growth that will ultimately lead to sustained and significant profitability but will require additional funding.

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

At  June 30, 2010, the Company had current assets and total assets of $257,680  and  $302,059, respectively , compared to June 30, 2009 when the Company had current assets of $254,616 and total assets of $1,192,133. Cash and cash equivalents totaled $203 and $7,144 on June 30, 2010 and 2009, respectively. At June 30, 2009, non-current assets included intangible assets resulting from the acquisition of Natural Choices in the amount of 877,854. On December 31, 2009, the Company recorded an impairment charge of $877,854 representing the entire amount of the intangible asset.

Current liabilities at June 30, 2010 were $599,139compared to $501,012 at June 30, 2009. Current liabilities include accounts payable and accrued expenses totaling approximately $398,000.  Notes payable to banks, finance companies, shareholders and directors approximate $192,000. Current liabilities also include $8,500 due to a former officer pursuant to a settlement agreement executed in December 2007.

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

As of June 30, 2010 the Company owed $2,500 of the  payment due May 1, 2009. This amount is included in current maturities at June 30, 2010.

In addition to the above amounts, non-current liabilities include convertible promissory notes of $138,500 and notes payable to two executive officers totaling $271,500.

Net cash used in operating activities during the year ended June 30, 2010 was $48,625 compared to $86,958 used in operating activities during the year ended June 30, 2009.

For the year ended June 30, 2010, net cash used in investing activities was $8,572, representing the purchase of property and equipment. Net cash used in investing activities during the year ended June 30, 2009 was $4,645.

Net cash provided by financing activities was $50,256 and $91,260 for the years ended June 30, 2010 and 2009, respectively. During the year ended June 30, 2010, the Company issued restricted common stock for cash totaling $8,930 compared to $69,801 in fiscal 2009, and also received proceeds from borrowings in the amount of $141,814 and $179,316 during the years ended June 30, 2010 and 2009, respectively. Those proceeds included amounts received from issuing convertible notes payable in amounts of $56,500 and $82,000 in fiscal 2010 and 2009, respectively. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On June 30, 2010 the Company had an accumulated deficit of $5,476,936 and total stockholders’ deficit of $1,347,922.

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

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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
October 13, 2010

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2010 AND 2009

ASSETS

	June 30, 2010	June 30, 2009
Current assets:
Cash and cash equivalents	$203	$7,144
Trade receivables, net of allowances for doubtful accounts of $9,373 and $70,000	145,121	137,412
Inventories	102,099	108,803
Other current assets	10,257	1,257
Total Current Assets	257,680	254,616

Property and equipment, net	44,379	59,663

Other assets:
Goodwill	-	877,854
	-	877,854

Total Assets	$302,059	$1,192,133

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$171,558	$152,022
Accrued expenses	226,979	125,660
Current portion of notes payable and capital leases	200,602	223,330
Total Current Liabilities	599,139	501,012

Notes payable and capital leases - net of discount of $7,572 and $33,946, less current portion	1,050,842	989,285

Total Liabilities	1,649,981	1,490,297

Stockholders' deficit
Common stock (50,000,000 shares authorized, 51,236,886 and 49,196,090
shares issued, and 44,627,699 and 42,586,903 shares outstanding)	51,237	49,196
Additional paid in capital	4,209,807	4,134,561
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,476,936)	(4,349,891)
Total Stockholders' Deficit	(1,347,922)	(298,164)

Total Liabilities and Stockholders' Deficit	$302,059	$1,192,133

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Net sales	$1,122,454	$1,197,485
Cost of sales	550,405	576,868

Gross profit	572,049	620,617

Selling and administrative expenses	743,553	911,536
Impairment of intangible asset	877,854	-
	1,621,407	911,536

Loss from operations	(1,049,358)	(290,919)

Other expense
Interest expense	(77,687)	(85,578)
Other income	-	59,464

Loss before income taxes	(1,127,045)	(317,033)

Income taxes	-	-

Net loss	$(1,127,045)	$(317,033)

Basic and diluted loss per share:	$(0.026)	$(0.008)

Basic and diluted weighted average shares outstanding:	43,653,787	40,388,790

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2008	45,308,958	$45,309	$3,898,363	(6,609,187)	$(132,030)	$(4,032,858)	$(221,216)

Issuance of common stock:
For cash	1,359,154	1,359	68,442	-	-	-	69,801
For settlement of debt and other liabilities	1,337,978	1,338	112,422	-	-	-	113,760
For compensation	890,000	890	26,210	-	-	-	27,100
For professional services	300,000	300	10,950	-	-	-	11,250
Debt discount for beneficial conversion feature	-	-	18,174	-	-	-	18,174
Net loss	-	-	-	-	-	(317,033)	(317,033)

Balance at June 30, 2009	49,196,090	$49,196	$4,134,561	(6,609,187)	$(132,030)	$(4,349,891)	$(298,164)

Issuance of common stock:
For cash	223,259	223	8,707	-	-	-	8,930
For settlement of debt	721,778	722	28,149	-	-	-	28,871
For professional services	1,095,759	1,096	38,390	-	-	-	39,486
Net loss	-	-	-	-	-	(1,127,045)	(1,127,045)

Balance at June 30, 2010	51,236,886	$51,237	$4,209,807	(6,609,187)	$(132,030)	$(5,476,936)	$(1,347,922)

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,127,045)	$(317,033)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	23,855	23,295
Amortization of debt discount	26,374	46,170
Common shares and rights issued for services and compensation	39,486	38,350
Impairment of intangible asset	877,854	-
Changes in assets and liabilities -
Trade accounts receivable	(7,709)	107,024
Inventories	6,704	26,479
Other assets	(9,000)	2,775
Accounts payable and other current liabilities	120,856	(14,018)
Net Cash Used in Operating Activities	(48,625)	(86,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(8,572)	(4,645)
Net Cash Used in Investing Activities	(8,572)	(4,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	8,930	69,801
Issuance of notes payable	141,814	179,316
Repayment of note payable and long term obligation	(100,488)	(157,857)
Net Cash Provided by Financing Activities	50,256	91,260

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,941)	(343)

CASH AND CASH EQUIVALENTS
Beginning of year	7,144	7,487

End of year	$203	$7,144

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2010 AND 2009

Supplemental disclosures of cash flow information:
	2010	2009
Cash paid during the period for:
Interest	$35,641	$20,576
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$28,871	$64,084
Conversion of accrued salaries to equity	$-	$49,676
Conversion of deferred compensation to notes payable	$-	$274,443
Convertible notes discount with corresponding increase to paid in capital for value of the beneficial conversion feature	$-	$18,174

See accompanying notes to the financial statements.

FORM 10-K	JUNE 30, 2010

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands’ distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $23,855 and $23,295 during the years ended June 30, 2010 and 2009, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2010 and 2009, advertising and promotion costs totaled $12,418 and $5,258, respectively.

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Income Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables.  Management believes that the current specific and general receivable reserves aggregating $9,373 and $70,000 is adequate as of June 30, 2010 and 2009, respectively.

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

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Loss Per Share - Net loss per share is calculated in accordance with section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares and stock options are not included in the computation of diluted loss per share, as the effect would be antidilutive.

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

Reclassifications - Certain reclassifications have been made in prior year’s financial statements to conform to classification used in the current year. The reclassifications from selling and administrative expenses to cost of sales does not change  total  operating  loss or net loss for any period presented.

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

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

2.                 GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2010, the Company has incurred cumulative losses of $5,476,936 and Stockholders’ deficit of $1,347,922.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3.                 INVENTORIES

Inventories at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Raw materials	$23,101	$94,484

Finished goods	78,998	14,319

Total	$102,099	$108,803

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.                 ACCRUED EXPENSES

Accrued expenses at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Accrued compensation	$122,185	$55,894
Accrued taxes	43,045	39,525
Accrued professional fees	37,506	18,766
Accrued interest	20,767	9.897
Accrued other	3,476	1,578
Total	$226,979	$125,660

5.                 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Dell Financial Services – line of credit	$9,374	$13,652
J.P. Morgan Chase – business line of credit	74,994	94,992
Notes payable stockholders and directors	95,417	59,652
Notes payable – settlement obligation	8,500	44,500
Notes payable – acquisition	642,500	629,684
Convertible notes payable – net of discount	130,928	68,370
Notes payable – executive officers	271,443	274,443
Capital leases	18,288	27,322
	1,251,544	1,212,615
Less current maturities	200,602	223,330
	$1,050,842	$989,285

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

Notes payable stockholders and directors consist of six unsecured notes at interest rates fluctuating up to 10%.

Note payable – settlement obligation is due to a former officer of the Company pursuant to a settlement of a legal dispute between the Company and the former officer.  Under the terms of the settlement agreement, the Company will pay $100,000 over a two and a half year period beginning in February 2008.

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

The Company allocated the proceeds received to the principal amount of the Notes and the beneficial conversion feature based upon the relative fair value . The fair value of the beneficial conversion feature has been recorded as debt discount and additional paid in capital.  The debt discount recorded of $18,174 is being amortized over the three-year term of the note and the carrying amount is presented net of the unamortized discount. For the year ended June 30, 2010 the Company recorded $4,544 of interest expense for the amortization of the discount.

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

As of June 30, 2010 the Company still owed $2,500 of the amount due May 1, 2009 and approximately $12,000 in accrued interest.

On March 31, 2009, the Company converted $274,443 of deferred compensation due two executive officers into two notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum.

At June 30, 2010, the Company had one capital lease obligations for machinery under a four year agreement with an imputed interest rate of 12.00%, placed into service in April 2008.  Monthly installment payments under the lease are $957. The lease contains a bargain purchase option of $1 at the end of the lease term.

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable and capital lease obligations were as follows at June 30,

2011	$200,602
2012	90,471
2013	967,943

6.                 STOCKHOLDERS’ EQUITY

Transactions for the years ended June 30, 2010 and 2009 are as follows:

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

FORM 10-K	JUNE 30, 2010

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

On June 29, 2009, the Company issued 312,978 shares of its common stock to two executives and two directors as partial settlement of notes payable and accrued interest totaling $14,084.

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

On April 30, 2010 the Company issued 370,425 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.034 per share. The Company recorded consulting fee expense of $12,500 related to the issuance of these shares.

On May 31, 2010 the Company issued 342,000 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.029 per share. The Company recorded consulting fee expense of $9,986 related to the issuance of these shares.

On June 29, 2010 the Company issued 333,334 shares of its common stock to a consultant for services performed. The fair market value of the shares on the date issued was $0.045 per share. The Company recorded consulting fee expense of $15,000 related to the issuance of these shares.

7.                 STOCK BASED COMPENSATION

The Company accounts for stock based compensation under paragraph 718-10-30 of the FASB Accounting Standards Codification", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

The Company did not have any stock options granted, exercised, cancelled or expired during the years ended June 30, 2010 and 2009.  All stock options listed on the table below expired on September 27, 2010.

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2009	3,000,000	$.16 - $1.00	$0.440

Balance, June 30, 2010	3,000,000	$.16 - $1.00	$0.440

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.                 LEASE COMMITTMENTS

The Company is renting 12,000 square feet of office and warehouse facilities on a month to month arrangement.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2010	June 30, 2009

Numerator
Basic and diluted loss	$(1,127,045)	$(317,033)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	43,653,787	40,388,970

Basic and diluted loss per common share	$(0.026)	$(0.008)

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Outstanding stock options  and convertible debt were not included in the computation of diluted earnings per common share for the years ended June 30, 2010 and 2009 since it would have resulted in an anti-dilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	June 30, 2010	June 30, 2009
Stock options	3,000,000	3,000,000
Convertible debt	1,385,000	820,000

10.              INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2010 and 2009 were as follows:

	June 30 ,2010	June 30 ,2009
Net Operating Loss Carryforwards	$1,373,000	$1,342,000
Deferred Compensation	118,000	134,000
Accounts receivable allowance	4,000	30,000

Valuation Allowance	(1,495,000)	(1,506,000)
Net Deferred Tax Asset	$--	$--

At June 30, 2010, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,268,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

11.              RELATED PARTY TRANSACTION

On March 31, 2009, the Company converted deferred compensation due its two executive officers into notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum. The total due the officers including accrued interest was approximately $282,000 at June 30, 2010.

FORM 10-K	JUNE 30, 2010

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

12.              CONCENTRATIONS

For the years ended June 30, 2010 and 2009, no single customer accounted for 10% or greater of the Company’s sales.

13.              SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010

Net sales	$253,545	$265,878	$262,742	$340,289

Gross profit	137,446	134,571	170,491	129,541

Net loss	(65,317)	(918,323)	(3,202)	(140,203)

Net loss per share – basic and diluted	(.002)	(.021)	*	(.003)

Weighted average basic and diluted shares	43,506,231	43,581,940	43,581,940	43,946,657

	Quarter ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Net sales	$352,806	$176,999	$328,070	$339,610

Gross profit	176,886	53,746	200,404	189,581

Net earnings (loss)	(64,912)	(181,039)	24,264	(95,346)

Net earnings (loss) per share – basic and diluted	(.002)	(.005)	.001	(.002)

Weighted average basic and diluted shares	39,229,515	40,117,486	40,551,236	41,674,207

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

Item 9A(T). Controls and Procedures

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a significant deficiency in our internal control over financial reporting.

The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2010.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as it is not required.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael D. Michie	49	CEO/CFO and Director
Michael L. Wynhoff	45	President and Director
Thomas Paulsen	47	Director
John D. Hagarty	71	Director

Michael D. Michie - Michael D. Michie was appointed CEO on June 9st 2010 by the Board of Directors. Mr. Michie retains his position as CFO/Treasurer  per his appointment on June 14, 2004. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility, Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont's "commitment to excellence" award.

Michael L. Wynhoff - Michael L. Wynhoff currently serves as President and Director. Previously, Wynhoff was appointed President and CEO by the Board of directors on June 14, 2004. From 2000 to 2004, Mr. Wynhoff worked as a marketing and public relations consultant, focusing his efforts on environmental products companies, including Pacific Sands. From 1999 through 2000 he was the Director of Marketing and Operations at Domain Host International. Prior to 1999, Mr. Wynhoff was involved in the film and television industries as a writer, producer and coordinator of feature films and television commercials. Michael Wynhoff graduated from Carthage College in 1987 with a BA in Speech, Communications and Theatre.

Thomas Paulsen – Thomas Paulsen is the chief financial officer of Wismarq Corporation, a national coil coater of steel and aluminum building products, based in Oconomowoc, Wis, employing over 100 workers. Mr. Paulsen is a certified public accountant with an MBA from Marquette University. He began his career in public accounting with Ernst & Whinney and has over 21 years of experience with an extensive background in accounting, corporate budgeting and operations. He was the chief financial officer and corporate controller for Kelley Company, based in Milwaukee, WI, from 2000 to 2002.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2010 and 2009.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (b)	Bonus	Restricted Stock Awards	Option Awards (a)	Nonequity incentive plan compensation	Non-qualified deferred compensation	Total

Michael L. Wynhoff	2010	$30,530	--	$0	--	--	--	$30,530
President (c)	2009	$97,751	--	$3,150	--	--	--	$100,901

Michael D. Michie	2010	$67,273	--	$0	--	--	--	$67,273
Chief Executive Officer and	2009	$90,143	--	$9,150	--	--	--	$99,293
Chief Financial Offier (c)

Thomas Paulson	2010	--	--	$0	--	--	--	$0
Secretary	2009	--	--	$3,150	--	--	--	$3,150

John Hagarty	2010	--	--	$0	--	--	--	$0
Director	2009	--	--	$9,450	--	--	--	$9,450

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

(c)
On June 1, 2010, Michael Wynhoff resigned as the Company’s Chief Executive Officer in order to remove himself from operational management and more fully pursue his duties as President of the Company. At that time, Michael Michie was appointed Chief Executive Officer while also maintaining his position as Chief Financial Officer.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2010.

Title of Class	Name of Beneficial Owner	Beneficial Ownership*	Percent of Class
Common	Michael L. Wynhoff 1509 Rapids Drive Racine, WI 53404	6,776,018	15.1%
Common	Michael D. Michie 1509 Rapids Drive Racine, WI 53404	2,000,080	4.5%
Common	John D. Hagarty 1509 Rapids Drive Racine, WI 53404	782,771	1.7%
Common	Thomas Paulsen 1509 Rapids Drive Racine, WI 53404	676,923	1.5%

*In fiscal 2005, the Company granted to its executives, 2,000,000 stock options to purchase common shares at an exercise price of $0.03 per share, and 1,000,000 stock options at an exercise price of $0.10 per share.  During fiscal 2007, those options were surrendered and reissued for four years no vesting period and exercise prices as follows; 2,000,000 stock options at $0.16 and 1,000,000 stock options at $1.00. On September 27th 2010 those options expired.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Frank L. Sassetti & Co., the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2010	Fiscal 2009
Audit fees (1)	$29,607	$32,557
Audit related fees	$-	$-
Tax fees	$3,235	$3,135

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Item 15. Exhibits

(a) Attached Exhibits

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sands, Inc
(Registrant)

By: /s/ Michael D. Michie

Michael D. Michie
Chief Executive Officer
Chief Financial Officer,
Director

October 13, 2010