Form 10-Q
period 2010-09-30
PACIFIC SANDS INC
filed 2010-11-19
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	44,294,365

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010	3

	Statements of Operations for the Three Months Ended September 30, 2010 and 2009 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	OTHER INFORMATION	20

Item 5.	EXHIBITS	20

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2010 AND JUNE 30, 2010

ASSETS

	September 30, 2010	June 30, 2010
Current assets:	(Unaudited)
Cash and cash equivalents	$7,955	$203
Trade receivables, net of allowances for doubtful accounts of $9,373 and $9,373	113,971	145,121
Inventories	117,988	102,099
Other current assets	22,545	10,257
Total Current Assets	262,459	257,680

Property and equipment, net	39,527	44,379

Total Assets	$301,986	$302,059

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$166,845	$171,558
Accrued expenses	244,502	226,979
Current portion of notes payable and capital leases	215,598	200,602
Total Current Liabilities	626,945	599,139

Notes payable and capital leases - net of discount of $6,058 and $7,572, less current portion	1,049,713	1,050,842

Total Liabilities	1,676,658	1,649,981

Stockholders' deficit
Common stock (50,000,000 shares authorized, 50,903,552 and 51,236,886 shares issued, and 44,294,365 and 44,627,699 shares outstanding)	50,904	51,237
Additional paid in capital	4,195,140	4,209,807
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,488,686)	(5,476,936)
Total Stockholders' Deficit	(1,374,672)	(1,347,922)

Total Liabilities and Stockholders' Deficit	$301,986	$302,059

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three months ended September 30,
	2010	2009

Net sales	$314,779	$253,545

Cost of sales	133,362	119,396

Gross profit	181,417	134,149

Selling and administrative expenses	170,004	178,210

Income (loss) from operations	11,413	(44,061)

Other expense
Interest expense	(23,163)	(21,256)

Loss before income taxes	(11,750)	(65,317)

Income taxes	-	-

Net loss	$(11,750)	$(65,317)

Basic and diluted loss per share:	$(0.0003)	$(0.0015)

Basic and diluted weighted average shares outstanding:	44,624,076	43,506,231

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net loss	$11,750	$(65,317)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	4,852	7,073
Amortization of debt discount	1,514	8,700
Common shares issued for services and compensation	-	2,000
Changes in assets and liabilities -
Trade accounts receivable	31,150	17,323
Inventories	(15,889)	(10,079)
Prepaid expenses	-	-
Other assets	(12,288)	(649)
Accounts payable and other current liabilities	(2,190)	33,829

Net Cash Used in Operating Activities	(4,601)	(7,120)

Cash flows from financing activities
Proceeds from common stock issued	-	8,930
Proceeds from notes payable	47,498	9,982
Repayment of notes payable and long term obligations	(35,145)	(17,047)

Net Cash Provided by Financing Activities	12,353	1,865

Net increase (decrease) in cash and cash equivalents	7,752	(5,255)

Cash and cash equivalents:
Beginning of period	203	7,144

End of period	$7,955	$1,889

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,591	$7,947
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$-	$28,871
Equity reclassified to accrued expenses	$15,000	$-

See accompanying notes.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported elsewhere in this Form 10-Q have been omitted.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $4,852 and $7,073 during the three months ended September 30, 2010 and 2009, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax for the three months ended September 30, 2010 and 2009 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $9,373 are adequate as of September 30, 2010.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Earnings (Loss) Per Share - Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares and stock options are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share, as the effect would be antidilutive.

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

Recent Accounting Pronouncements –

In May 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The Company is evaluating the impact of this standard on our consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.             GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2010, the Company has incurred cumulative losses of $5,488,686.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.             INVENTORIES

Inventories at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Raw materials	$95,196	$23,101
Finished goods	22,792	78,998
Total	$117,988	$102,099

5.            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Furniture and office equipment	$40,868	$40,868
Manufacturing equipment	63,104	63,104
Leasehold improvements	3,035	3,035
Computer software	16,577	16,577
	123,584	123,584
Less accumulated depreciation and amortization	(84,057)	(79,205)
Property and equipment, net	$39,527	$44,379

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.             ACCRUED EXPENSES

Accrued expenses at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Accrued compensation	$135,949	$122,185
Accrued payroll withholding taxes and penalties	40,365	43,045
Accrued professional fees	35,500	37,506
Accrued interest	29,212	20,767
Accrued other	3,476	3,476
Total	$244,502	$226,979

7.             NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Dell Financial Services – line of credit	$8,072	$9,374
J.P. Morgan Chase – business line of credit	69,994	74,994
Notes payable - stockholders and directors	122,417	95,417
Notes payable – settlement obligation	2,500	8,500
Notes payable – acquisition, net of discount	642,500	642,500
Convertible notes payable – net of discount	132,442	130,928
Notes payable – executive officers	271,443	271,443
Capital leases	15,943	18,288
	1,265,311	1,251,444
Less current maturities	215,598	200,602
	$1,049,713	$1,050,842

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending September 30,

2011	$215,598
2012	727,828
2012	327,943

8.             STOCKHOLDERS’ DEFICIT

During the three months ended September 30, 2010, the Company canceled 333,334 shares of its common stock that were previously issued to a consultant for services performed. The Company previously recorded consulting fee expense of $15,000 related to the issuance of these shares. The shares will subsequently be reissued to the consultant upon completion of contracted consulting services. Upon cancellation of the shares, the Company reclassified the fair market value of the shares of $15,000 to accrued expenses.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.             LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended September 30,
	2010	2009
Numerator:
Basic and diluted loss	$11,750	$(65,317)

Denominator:
Basic and diluted per share data - weighted average shares	44,624,076	43,506,231

Basic and diluted loss per share	$(.0003)	$(.0015)

Outstanding stock options were not included in the computation of diluted loss per common share for the three month period ended September 30, 2009 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	September 30, 2010	September 30, 2009
Stock options	-	3,000,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.           INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2010 and June 30, 2010 are as follows:

	September 30, 2010	June 30, 2010
Net operating loss carryforwards	$1,377,000	$1,373,000
Deferred compensation	115,000	118,000
Accounts receivable allowance	4,000	4,000
Valuation allowance	(1,496,000)	(1,495,000)
Net deferred tax asset	$--	$--

At September 30, 2010, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,280,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2010 compared to the three months ending September 30, 2009.

For the three months ended September 30, 2010, net sales were $314,779, an increase of 24% over net sales of $253,545 for the three months ended September 30, 2010.

For the three months ended September 30, 2010, cost of sales was $133,362 compared to $119,396 for the same period in the previous fiscal year.  The Company’s gross margin increased from 53% for the three months ended September 30, 2009 to 58% for the current fiscal quarter. This increase is due to the fact that the Company has begun to recognize significant cost savings from efficiencies of manufacturing certain products in-house that were previously manufactured by a third party contract manufacturer.  Additionally, the Company discontinued a few of their lower margin products.

For the three months ended September 30, 2010 and 2009, selling and general administrative expenses were $170,004 and $178,210, respectively. The decrease in operating expenses is explained in part by a decrease in health insurance cost as fewer employees were covered under the Company’s policy at September 30, 2010 than at September 30, 2009. A decrease in accounting and professional fees incurred during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, also contributed to the overall decrease in selling and administrative expenses.

Interest expense for the three months ended September 30, 2010 was $23,163 compared to $21,256 for the three months ended September 30, 2009.  During the three months ended September 30, 2010, the Company amortized $1,514 of discounts of notes payable compared to $8,700 during the three months ended September 30, 2009. Interest expense on notes payable was $19,035 and $10,598 for the three months ended September 30, 2010 and 2009, respectively.  The increase is due to additional borrowings in the form of convertible notes that were executed in November 2009 and interest on notes payable due to two executive officers.

The Company recorded a net loss of $11,750 or $0.0003 loss per share for the three months ended September 30, 2010 as compared to a net loss of $65,317 or $0.0015 loss per share for the three months ended September 30, 2009.

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

At September 30, 2010, the Company had current assets of $262,459 and total assets of $301,986, compared to June 30, 2009 when current assets were $257,680 and total assets were $302,059.

Current liabilities at September 30, 2010 were $626,945 as compared to $599,139 at June 30, 2009. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At September 30, 2010, the Company had outstanding line of credit balances  totaling approximately $78,000. Accrued liabilities also include $122,500 of short term loans from shareholders and other related parties, and $2,500 due to a former officer pursuant to a settlement agreement executed in December 2007 which was subsequently paid in October 2010.

Non-current liabilities include notes payable due for the acquisition of Natural Choices for approximately $640,000, $138,000 of convertible debt and $272,000 of notes payable due the Company’s two executive officers.

Net cash used in operating activities during the three months ended September 30, 2010 was $4,601compared to $7,120 used in operating activities during the three months ended September 30, 2009.

Net cash provided by financing activities was $12,353 and $1,865 for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2009, the Company issued restricted common stock for cash totaling $8,930.  The Company did not issue any common stock for cash during the three months ended September 30, 2010.  Additionally, the Company received proceeds from borrowings in the amount of $47,498 and $9,982 during the three months ended September 30, 2010 and 2009, respectively.

On September 30, 2010 the Company had an accumulated deficit of $5,488,686 and total stockholders’ deficit of $1,374,672.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2010, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2010.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

PACIFIC SANDS, INC.

Dated: November 19, 2010	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer