Form 10-Q
period 2010-12-31
PACIFIC SANDS INC
filed 2011-02-22
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 21, 2011 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	54,117,711

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	3

	Statements of Operations for the Three and Six Months Ended December 31, 2010 and 2009 (unaudited)	4

	Statements of Cash Flows for the Three and Six Months Ended December 31, 2010 and 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	OTHER INFORMATION	20

Item 5.	EXHIBITS	20

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND JUNE 30, 2010

ASSETS

	December 31, 2010	June 30, 2010
Current assets:	(Unaudited)
Cash and cash equivalents	$6,852	$203
Trade receivables, net of allowances for doubtful accounts of $5,521 and $9,373	142,612	145,121
Inventories	121,994	102,099
Other current assets	22,006	10,257
Total Current Assets	293,464	257,680

Property and equipment, net	35,362	44,379

Total Assets	$328,826	$302,059

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$143,349	$171,558
Accrued expenses	134,292	226,979
Current portion of notes payable and capital leases	164,634	200,602
Total Current Liabilities	442,275	599,139

Notes payable and capital leases - net of discount of $4,544 and $7,572, less current portion	874,119	1,050,842

Total Liabilities	1,316,394	1,649,981

Stockholders' deficit
Common stock (100,000,000 shares authorized, 60,031,898 and 51,236,886 shares issued, and 53,422,711 and 44,627,699 shares outstanding)	60,032	51,237
Additional paid in capital	4,657,563	4,209,807
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,573,133)	(5,476,936)
Total Stockholders' Deficit	(987,568)	(1,347,922)

Total Liabilities and Stockholders' Deficit	$328,826	$302,059

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net sales	$294,623	$265,878	$609,402	$519,423
Cost of sales	168,491	131,307	301,852	247,406

Gross profit	126,132	134,307	307,550	272,017

Selling and administrative expenses	165,990	157,686	335,995	339,193
Impairment of intangible asset	-	877,854	-	877,854

Loss from operations	(39,858)	(900,969)	(28,445)	(945,030)

Other expense
Interest expense	(44,589)	(17,354)	(67,752)	(38,610)

Loss before income taxes	(84,447)	(918,323)	(96,197)	(983,640)

Income taxes	-	-	-	-

Net loss	$(84,447)	$(918,323)	$(96,197)	$(983,640)

Basic and diluted loss per share:	$(0.002)	$(0.021)	$(0.002)	$(0.023)

Basic and diluted weighted average shares outstanding:	45,881,903	43,581,940	45,254,801	43,544,085

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net loss	$(96,197)	$(983,640)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	9,017	12,852
Amortization of debt discount	3,028	16,267
Impairment of intangible asset	-	877,854
Common shares issued for services and compensation	14,300	2,000
Common shares issued for interest	29,182	-
Changes in assets and liabilities -
Trade accounts receivable	2,509	(17,942)
Inventories	(19.895)	(10,605)
Other assets	(11,749)	(3,292)
Accounts payable and other current liabilities	(23,854)	64,925

Net Cash Used in Operating Activities	(93,659)	(41,581)

Cash flows from investing activities
Purchases of equipment	-	(1,300)
Net Cash Used in Investing Activities	-	(1,300)

Cash flows from financing activities
Proceeds from common stock issued	127,792	8,930
Proceeds from notes payable	20,236	72,170
Repayment of notes payable and long term obligations	(47,720)	(44,086)

Net Cash Provided by Financing Activities	100,308	37,014

Net increase (decrease) in cash and cash equivalents	6,649	(5,867)

Cash and cash equivalents:
Beginning of period	203	7,144

End of period	$6,852	$1,277

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,266	$18,288
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$188,397	$28,871
Conversion of accrued interest to equity	$16,710	$-
Conversion of accrued compensation and professional fees to equity	$94,632	$-

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $9,017 and $12,852 during the six months ended December 31, 2010 and 2009, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at December 31, 2010 and June 30, 2010 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $5,251 are adequate as of December 31, 2010.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2010, the Company has incurred cumulative losses of $5,573,133.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Raw materials	$97,022	$78,998
Finished goods	24,972	23,101
Total	$121,994	$102,099

5.               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Furniture and office equipment	$40,868	$40,868
Manufacturing equipment	63,104	63,104
Leasehold improvements	3,035	3,035
Computer software	16,577	16,577
	123,584	123,584
Less accumulated depreciation and amortization	(88,222)	(79,205)
Property and equipment, net	$35,362	$44,379

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Accrued compensation	$71,511	$122,185
Accrued payroll withholding taxes and penalties	39,747	43,045
Accrued professional fees	10,195	37,506
Accrued interest	11,502	20,767
Accrued other	1,337	3,476
Total	$134,292	$226,979

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Dell Financial Services – line of credit	$6,693	$9,374
J.P. Morgan Chase – business line of credit	64,995	74,994
Notes payable - stockholders and directors	15,524	95,417
Notes payable – settlement obligation	-	8,500
Notes payable – acquisition, net of discount	640,000	642,500
Convertible notes payable – net of discount	116,457	130,928
Notes payable – executive officers	181,558	271,443
Capital leases	13,526	18,288
	1,038,753	1,251,444
Less current maturities	164,634	200,602
	$874,119	$1,050,842

On December 15, 2010, the Company issued 1,196,128 shares of common stock to settle three shareholder loans with principal balances totaling $78,512.

On December 15, 2010 the Company converted a note payable plus accrued interest due to an executive officer in to 1,926,700 shares of common stock.  Principal and interest converted were $89,885 and $6,450, respectively.

On December 15, 2010, holders of convertible promissory notes converted $17,500 of note plus accrued interest of $9,012 into 634,270 shares of common stock.

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2011	$164,634
2012	697,105
2013	181,558

8.               STOCKHOLDERS’ DEFICIT

On September 30, 2010, the Company canceled 333,334 shares of its common stock that were previously issued to a consultant for services performed. The Company previously recorded consulting fee expense of $15,000 related to the issuance of these shares. The shares will subsequently be reissued to the consultant upon completion of contracted consulting services. Upon cancellation of the shares, the Company reclassified the fair market value of the shares of $15,000 to accrued expenses.

On December 15, 2010, the Company issued 1,583,894 shares of common stock to an unrelated party for cash totaling $24,000.

On December 15, 2010, the Company issued 1,103,894 shares of common stock to a related party for cash totaling $55,195.

On December 15, 2010, the Company issued 828,140 shares of common stock to two employees for cash totaling $48,597.

On December 15, 2010 the Company issued 384,000 shares of common stock to its directors for previously accrued fees and compensation in the amount of $19,200.  Additionally, the Company issued the directors 216,000 shares for compensation during the six months ended December 31, 2010.  The Company recorded $10,800 of compensation expense for the issuance of the shares.

On December 15, 2010, the Company issued 360,000 shares of common stock to an employee for accrued wages totaling $18,000.

On December 15, 2010, the Company issued 1,716,128 shares of common stock to settle four shareholder loans plus accrued interest totaling $85,817.

On December 15, 2010 the Company issued 220,000 shares of common stock to a consultant to settle accrued amounts owed and fees incurred during the six months ended totaling $11,000.

On December 15, 2010 the Company converted a note payable plus accrued interest due to an executive officer in to 1,926,700 shares of common stock.  Principal and interest converted were $89,885 and $6,450, respectively.

On December 15, 2010 the Company converted $12,965 of accrued interest due to an executive officer into 259,300 shares of common stock

Pursuant to a settlement agreement dated June 30, 2010, the Company issued 549,914 shares of common stock to the former owners of Natural Choices to settle obligations for a loan payment due, accrued interest on a note payable and accrued wages in the amounts of $2,500, $14,355 and $31,438, respectively.

On December 15, 2010, holders of convertible promissory notes converted $17,500 of note plus accrued interest of $9,012 into 634,270 shares of common stock.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009
Numerator:
Basic and diluted loss	$(84,447)	$(918,323)	$(96,197)	$(983,640)

Denominator:
Basic and diluted per share data - weighted average shares	45,881,903	43,581,940	45,254,801	43,544,085

Basic and diluted loss per share	$(0.002)	$(0.021)	$(0.002)	$(0.023)

Outstanding stock options were not included in the computation of diluted loss per common share for the six month periods ended December 31, 2010 and 2009 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	December 31, 2010	December 31, 2009
Stock options	-	3,000,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
Net operating loss carryforwards	$1,413,000	$1,373,000
Deferred compensation	76,000	118,000
Accounts receivable allowance	2,000	4,000
Valuation allowance	(1,491,000)	(1,495,000)
Net deferred tax asset	$--	$--

At December 31, 2010, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,365,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-K FOR THE YEAR ENDED JUNE 30, 2010 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as Natural Water Technologies, ecoONE Marketing Group and Natural Choices Home Safe Products (see discussion below).

The Company develops, manufactures, markets and sells a range of non-toxic, environmentally friendly cleaning and water-treatment products based on proprietary blended botanical and nontoxic chemical technologies. The Company's products have applications ranging from water installation maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (non-toxic household and industrial).

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2010 compared to the three months ending December 31, 2009.

For the three months ended December 31, 2010, net sales were $294,623, an increase of 11% over net sales of $265,878 for the three months ended December 31, 2010. This increase in sales was due to an increase in private label product.

For the three months ended December 31, 2010, cost of sales was $168,491 compared to $131,307 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 51% for the three months ended December 31, 2009 to 43% for the current fiscal quarter. This decrease is due to the fact that a significant portion of the Company’s sales during the period were to private label customers which are sold at a much lower margin.

For the three months ended December 31, 2010 and 2009, selling and general administrative expenses were $165,990 and $157,686, respectively. The slight increase in operating expenses is explained by additional labor cost incurred in moving to larger and contiguous location within the same facility. An increase in travel expenses incurred as a result of attending the International Pool and Spa Show during the three months ended December 31, 2010 also contributed to the overall increase in selling and administrative expenses.

On December 31, 2009, the Company recorded an impairment charge of $877,854 representing the entire amount of the intangible asset recorded for the acquisition of Natural Choices Home Safe Products in February 2008.

Interest expense for the three months ended December 31, 2010 was $44,589 compared to $17,354 for the three months ended December 31, 2009.  The significant increase is due in part to $9,000 of interest recorded and paid in equity upon the conversion of two convertible promissory notes.  Interest expense for the three months ended December 31, 2010 also includes $8,522 of interest accrued on notes payable due to two executive officers.  During the three months ended December 31, 2010, the Company amortized $1,514 of discounts of notes payable compared to $8,700 during the three months ended December 31, 2009.

The Company recorded a net loss of $84,447 or $0.002 loss per share for the three months ended December 31, 2010 as compared to a net loss of $918,323 or $0.021 loss per share for the three months ended December 31, 2009.

Results for the six months ending December 31, 2010 compared to the six months ending December 31, 2009.

For the six months ended December 31, 2010, net sales were $609,402, an increase of 17% over net sales of $519,423 for the six months ended December 31, 2009. This increase in sales was due to an increase in private label product.

For the six months ended December 31, 2010, cost of sales was $301,852 compared to $233,373 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 55% for the six months ended December 31, 2009 to 50% for the current fiscal year to date. This decrease is due to the fact that a significant portion of the Company’s sales during the period were to private label customers which are sold at a much lower margin.

For the six months ended December 31, 2010 and 2009, selling and general administrative expenses were $335,995 and $353,226, respectively. The increase in operating expenses is explained by executive officers receiving a higher percentage of their previously established compensation.

On December 31, 2009, the Company recorded an impairment charge of $877,854 representing the entire amount of the intangible asset recorded for the acquisition of Natural Choices Home Safe Products in February 2008.

Interest expense for the six months ended December 31, 2010 was $67,752 compared to $38,610 for the six months ended December 31, 2009.  The significant increase is due in part to additional convertible promissory notes that were issued in November 2009 totaling $56,500.  Also contributing to the increase in interest expense, was $9,000 of interest recorded and paid in equity upon the conversion of two convertible promissory notes.  Interest expense for the six months ended December 31, 2010 also includes $19,415 of interest accrued on notes payable due to two executive officers.  During the six months ended December 31, 2010, the Company amortized $3,028 of discounts of notes payable compared to $16,267 during the six months ended December 31, 2009.

The Company recorded a net loss of $96,197 or $0.002 loss per share for the six months ended December 31, 2010 as compared to a net loss of $983,640 or $0.023 loss per share for the six months ended December 31, 2009.

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

At December 31, 2010, the Company had current assets of $293,464 and total assets of $328,826, compared to June 30, 2010 when current assets were $257,680 and total assets were $302,059.

Current liabilities at December 31, 2010 were $442,275 as compared to $599,139 at June 30, 2010. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At December 31, 2010, the Company had outstanding line of credit balances totaling approximately $72,000. Accrued liabilities also include $16,000 of short term loans from shareholders and other related parties and 67,000 in convertible promissory notes.

Non-current liabilities include notes payable due for the acquisition of Natural Choices for approximately $640,000, $50,000 of convertible debt, net of discount and $182,000 of notes payable due the Company’s executive officer.

During the six months ended December 31, 2010, the Company converted $188,000 of debt to equity in the form of common stock, including a note payable due an executive officer in the amount of approximately $90,000.  Additionally, the Company converted $95,000 of accrued liabilities into common stock. This amount included accrued salaries and wages totaling $49,000.

Net cash used in operating activities during the six months ended December 31, 2010 was $93,659 compared to $41,581 used in operating activities during the six months ended December 31, 2009.

Net cash provided by financing activities was $100,308 and $37,014 for the six months ended December 31, 2010 and 2009, respectively. During the six months ended December 31, 2010, the Company issued common stock for cash totaling $128,000.   Additionally, the Company received proceeds from borrowings in the amount of $20,236 and $72,170 during the six months ended December 31, 2010 and 2009, respectively.

On December 31, 2010 the Company had an accumulated deficit of $5,573,133 and total stockholders’ deficit of $987,568.

At June 30, 2010, the Company had a working capital deficit of $341,459. During the first half of the fiscal year that deficit was reduced by $189,508 or 55.5% to $151,951 through equity issuance. The company believes that the remaining balance can be eliminated by the end of the current fiscal year.

Total debt of $1,649,981 at June 30, 2010 has been reduced to $1,316,394 by December 31, 2010 through equity issuance.  That is a $333,587 reduction or 20.2%.

Total stockholders’ equity deficit of $1,347,922 at June 30, 2010 has been reduced by $360,354 or 26.7% during the first half of the current fiscal year, and now stands at $987,568.

The company has taken additional steps, subsequent to December 31, 2010, and has further plans, to reduce total debt outstanding substantially by the end of the current fiscal year.
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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – OTHER INFORMATION

None

Item 5 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: February 22, 2011	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer