Form 10-Q
period 2011-03-31
PACIFIC SANDS INC
filed 2011-05-16
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2011 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	60,566,831

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2011 and 2010 (unaudited)	4

	Statements of Cash Flows for the Three and Nine Months Ended March 31, 2011 and 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 5.	OTHER INFORMATION	20

Item 6.	EXHIBITS	20

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2011 AND JUNE 30, 2010

ASSETS

	March 31, 2011	June 30, 2010
Current assets:	(Unaudited)
Cash and cash equivalents	$101,950	$203
Trade receivables, net of allowances for doubtful accounts of $5,251 and $9,373	294,359	145,121
Inventories	157,620	102,099
Other current assets	19,289	10,257
Total Current Assets	573,218	257,680

Property and equipment, net	39,068	44,379

Total Assets	$612,286	$302,059

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$178,442	$171,558
Accrued expenses	124,877	226,979
Current portion of notes payable and capital leases	218,431	200,602
Total Current Liabilities	521,750	599,139

Notes payable and capital leases - net of discount of $3,029 and $7,572, less current portion	222,530	1,050,842

Total Liabilities	744,280	1,649,981

Stockholders' deficit
Common stock (100,000,000 shares authorized, 67,107,268 and 51,236,886 shares issued, and 60,498,081 and 44,627,699 shares outstanding)	67,107	51,237
Additional paid in capital	5,307,572	4,209,807
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,374,643)	(5,476,936)
Total Stockholders' Deficit	(131,994)	(1,347,922)

Total Liabilities and Stockholders' Deficit	$612,286	$302,059

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Net sales	$430,529	$262,742	$1,039,932	$782,165
Cost of sales	266,224	94,612	568,076	342,018

Gross profit	164,305	168,130	471,856	440,147

Selling and administrative expenses	187,943	153,040	523,939	492,233
Impairment of intangible asset	-	-	-	877,854

Loss from operations	(23,638)	15,090	(52,083)	(929,940)

Other expense
Interest expense	(24,366)	(18,292)	(92,118)	(56,902)
Gain on debt settlement	233,000	-	233,000	-
Other income	13,494	-	13,494	-
	222,128	(18,292)	154,376	(56,902)

Income (loss) before income taxes	198,490	(3,202)	102,293	(986,842)

Income taxes	-	-	-	-

Net income (loss)	$198,490	$(3,202)	$102,293	$(986,842)

Earnings per share:
Basic	$0.004	$(0.000)	$0.002	$(0.023)
Diluted	$0.004	$(0.000)	$0.002	$(0.023)

Weighted average shares outstanding:
Basic	54,954,737	43,581,940	48,440,911	43,556,519
Diluted	56,207,737	43,581,940	50,024,176	43,556,519

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income (loss)	$102,293	$(986,842)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	13,579	18,152
Amortization of debt discount	4,543	21,486
Impairment of intangible asset	-	877,854
Common shares issued for services and compensation	32,900	2,000
Common shares issued for interest	45,107	-
Gain on settlement of debt obligation	(233,000)	-
Changes in assets and liabilities -
Trade accounts receivable	(149,238)	5,619
Inventories	(55,521)	(23,432)
Other assets	(9,032)	(5,073)
Accounts payable and other current liabilities	2,825	74,440

Net Cash Used in Operating Activities	(245,544)	(15,796)

Cash flows from investing activities
Purchases of equipment	(8,268)	(8,572)
Net Cash Used in Investing Activities	(8,268)	(8,572)

Cash flows from financing activities
Proceeds from common stock issued	397,832	8,930
Proceeds from notes payable	20,568	73,238
Repurchase of common stock	(5,832)	-
Repayment of notes payable and long term obligations	(57,009)	(62,834)

Net Cash Provided by Financing Activities	355,559	19,334

Net increase (decrease) in cash and cash equivalents	101,747	(5,034)

Cash and cash equivalents:
Beginning of period	203	7,144

End of period	$101,950	$2,110

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,419	$26,509
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$546,747	$28,871
Conversion of accrued interest to equity	$16,710	$-
Conversion of accrued compensation and professional fees to equity	$94,632	$-

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
Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $13,579 and $18,152 during the nine months ended March 31, 2011 and 2010, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at March 31, 2011 and June 30, 2010 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $5,251 are adequate as of March 31, 2011.

Basic and Diluted Net Earnings (Loss) Per Share - Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares have been included in the computation of the weighted average number of shares outstanding for dilutive net earnings per common share.  Dilutive shares and stock options have not been included in the computation of net loss per common share, as the effect would be antidilutive.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.                     GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2011, the Company has incurred cumulative losses of $5,374,643.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.                     INVENTORIES

Inventories at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
Raw materials	$121,552	$78,998
Finished goods	36,068	23,101
Total	$157,620	$102,099

5.                     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
Furniture and office equipment	$42,967	$40,868
Manufacturing equipment	63,104	63,104
Leasehold improvements	9,204	3,035
Computer software	16,577	16,577
	131,852	123,584
Less accumulated depreciation and amortization	(92,784)	(79,205)
Property and equipment, net	$39,068	$44,379

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.                     ACCRUED EXPENSES

Accrued expenses at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
Accrued compensation	$72,405	$122,185
Accrued payroll withholding taxes and penalties	35,547	43,045
Accrued professional fees	11,975	37,506
Accrued interest	4,950	20,767
Accrued other	-	3,476
Total	$124,877	$226,979

7.                     NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
Dell Financial Services – line of credit	$5,226	$9,374
J.P. Morgan Chase – business line of credit	59,995	74,994
Notes payable - stockholders and directors	10,525	95,417
Notes payable – settlement obligation	-	8,500
Notes payable – acquisition	74,650	642,500
Convertible notes payable – net of discount of $3,029 and $9,087	97,971	130,928
Notes payable – executive officers	181,558	271,443
Capital leases	11,036	18,288
	440,961	1,251,444
Less current maturities	218,431	200,602
	$222,530	$1,050,842

On December 15, 2010, the Company issued 1,196,128 shares of common stock to settle three shareholder loans with principal balances totaling $78,512.

On December 15, 2010 the Company converted a note payable plus accrued interest due to an executive officer into 1,926,700 shares of common stock.  Principal and interest converted were $89,885 and $6,450, respectively.

On December 15, 2010, holders of convertible promissory notes converted $17,500 of note plus accrued interest of $9,012 into 634,270 shares of common stock.

On March 21, 2011, the Company and the former owners of Natural Choices (“Former Owners”) entered into an Asset Purchase Agreement Payment Plan (“Payment Plan”).  The Payment Plan effectively resolves all outstanding issues and obligations from an Asset Purchase Agreement dated February 8, 2008 and a First Amendment to Asset Purchase Agreement dated March 31, 2009 (together “Asset Purchase Agreement”). As of the effective date of the Payment Plan, $640,000 remained owed by the Company to the Former Owners under the Asset Purchase Agreement.  Pursuant to the terms of the Payment Plan, the Former Owners received common stock and cash totaling $407,000 as full and final payment.  On March 21, 2011, the Company issued to the Former Owners 3,323,500 shares of common stock having a fair market value of $332,350.  Additionally, on April 9, 2011 the Company paid the Former Owners cash in the amount $74,650.  Settlement of the obligations due to the Former Owners resulted in debt forgiveness for the Company in the amount of $233,000 which has been recorded as other income during the three and nine months ended March 31, 2011.

On March 31, 2011, holders of convertible promissory notes converted $26,000 of note principal plus accrued interest of $15,925 into 419,250 shares of common stock.

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending March 31,

2011	$218,431
2012	44,001
2013	181,558

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

On December 15, 2010, pursuant to a settlement agreement dated June 30, 2010, the Company issued 549,914 shares of common stock to the former owners of Natural Choices to settle obligations for a loan payment due, accrued interest on a note payable and accrued wages in the amounts of $2,500, $14,355 and $31,438, respectively.

On December 15, 2010, the Company issued 1,103,894 shares of common stock to a related party for cash totaling $55,195.

On December 15, 2010, the Company issued 828,140 shares of common stock to two employees for cash totaling $48,597.

On December 15, 2010 the Company issued 384,000 shares of common stock to its directors for previously accrued fees and compensation in the amount of $19,200.  Additionally, the Company issued the directors 216,000 shares for compensation during the six months ended March 31, 2011.  The Company recorded $10,800 of compensation expense for the issuance of the shares.

On December 15, 2010, the Company issued 360,000 shares of common stock to an employee for accrued wages totaling $18,000.

On December 15, 2010, the Company issued 1,716,128 shares of common stock to settle four shareholder loans plus accrued interest totaling $85,817.

On December 15, 2010 the Company issued 220,000 shares of common stock to a consultant to settle accrued amounts owed and fees incurred during the nine months ended totaling $11,000.

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

On February 1, 2011, the Company issued 695,000 shares of common stock to an unrelated party for cash totaling $50,040.

On March 1, 2011, the Company issued 1,714,287 shares of common stock to an unrelated party for cash totaling $120,000.

On March 21, 2011, pursuant to the terms of settlement agreement with the former owners of Natural Choices, the Company issued 3,323,500 shares of common stock. The fair market value of the shares on the date issued was $332,350.

On March 24, 2011, the Company issued 833,333 shares of common stock to an unrelated party for cash totaling $100,000.

On March 31, 2011, the Company issued 80,000 shares of common stock to its four directors. The Company recorded $10,400 of compensation expense for the issuance of the shares.

On March 31, 2011, the Company issued 70,000 shares of common stock to two consultants for services performed.  The Company recorded $8,200 of consulting fee expense for the issuance of the shares.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.                     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

Net earnings (loss) - basic	$198,490	$(3,202)	$102,293	$(986,842)
Interest expense on conversion of promissory notes	1,030	-	9,340	-
Net earnings (loss) - diluted	$199,520	$(3,202)	$111,633	$(986,842)

Weighted average shares - basic	54,954,737	43,581,940	48,440,911	43,556,519
Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	1,267,111	-	1,588,265	-
Weighted average shares - diluted	56,221,848	43,581,940	50,029,176	43,566,519

Earnings (loss) per share:
Basic	$0.004	$(0.000)	$0.002	$0.023)
Diluted	$0.004	$(0.000)	$0.002	$(0.023)

Outstanding stock options were not included in the computation of diluted loss per common share for the nine month periods ended March 31, 2010 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net earnings (loss) per share calculation:

	March 31, 2011	March 31, 2010
Stock options	-	3,000,000
Convertible notes	-	1,385,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.                   INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010
Net operating loss carryforwards	$1,330,000	$1,373,000
Deferred compensation	76,000	118,000
Accounts receivable allowance	2,000	4,000
Valuation allowance	(1,408,000)	(1,495,000)
Net deferred tax asset	$--	$--

At March 31, 2011, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,000,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

The Company's goal is to achieve sustained profitability through revenues achieved by marketing and sales of its nontoxic, earth, health and kid-friendly, ecoONE® Pool, Spa, Household Cleaning and other product lines.

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

Settlement of Natural Choices Debt Obligation

On March 21, 2011, the Company and the former owners of Natural Choices (“Former Owners”) entered into an Asset Purchase Agreement Payment Plan (“Payment Plan”).  The Payment Plan effectively resolves all outstanding issues and obligations from an Asset Purchase Agreement dated February 8, 2008 and a First Amendment to Asset Purchase Agreement dated March 31, 2009 (together “Asset Purchase Agreement”). As of the effective date of the Payment Plan, $640,000 remained owed by the Company to the Former Owners under the Asset Purchase Agreement.  Pursuant to the terms of the Payment Plan, the Former Owners received common stock and cash totaling $407,000 as full and final payment.  On March 21, 2011, the Company issued to the Former Owners 3,323,500 shares of common stock having a fair market value of $332,350.  Additionally, on April 9, 2011 the Company paid the Former Owners cash in the amount $74,650.  Settlement of the obligations due to the Former Owners resulted in debt forgiveness for the Company in the amount of $233,000 which has been recorded as other income during the three and nine months ended March 31, 2011.

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2011 compared to the three months ending March 31, 2010.

For the three months ended March 31, 2011, net sales were $430,529, an increase of 64% over net sales of $262,742 for the three months ended March 31, 2011. This increase in sales was due to an increase in private labels orders and significant increase in branded product sales.

For the three months ended March 31, 2011, cost of sales was $266,224 compared to $94,612 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 64% for the three months ended March 31, 2010 to 38% for the current fiscal quarter. This decrease is due to the fact that a significant portion of the Company’s sales during the period were to private label customers which are sold at a much lower margin.

For the three months ended March 31, 2011 and 2010, selling and general administrative expenses were $187,943 and $153,040, respectively. The increase in operating expenses is explained by additional cost incurred in moving to larger and contiguous location within the same facility.  The private labels sales for the period required the hiring of addition temporary staff to meet customer expectations.

Interest expense for the three months ended March 31, 2011 was $24,366 compared to $18,292 for the three months ended March 31, 2010.  The increase is due to $16,000 of interest recorded and paid on two convertible promissory notes.  During the three months ended March 31, 2011, the Company amortized $1,514 of discounts of notes payable compared to $5,220 during the three months ended March 31, 2010.

During the three months ended March 31, 2011, the Company recorded other income totaling $246,494. Other income includes $233,000 of debt forgiven pursuant to the terms and conditions of a settlement agreement between the Company and the former owners of Natural Choices.

The Company recorded a net income of $198,490 or $0.004 earnings per share for the three months ended March 31, 2011 as compared to a net loss of $(3,202) or $(0.000) loss per share for the three months ended March 31, 2010.

Results for the nine months ending March 31, 2011 compared to the nine months ending March 31, 2010.

For the nine months ended March 31, 2011, net sales were $1,039,932, an increase of 33% over net sales of $782,165 for the nine months ended March 31, 2010. This increase in sales was due to an increase in private label product.

For the nine months ended March 31, 2011, cost of sales was $568,076 compared to $342,018during the same period in the previous fiscal year.  The Company’s gross margin decreased from 56% for the nine months ended March 31, 2010 to 45% for the current fiscal year to date. This decrease is due to the fact that a significant portion of the Company’s sales during the period were to private label customers which are sold at a much lower margin.

For the nine months ended March 31, 2011 and 2010, selling and general administrative expenses were $523,939 and $492,233, respectively. The increase in operating expenses is explained by executive officers receiving a higher percentage of their previously established compensation.

During the nine months ended March 31, 2010, the Company recorded an impairment charge of $877,854 representing the entire amount of the intangible asset recorded for the acquisition of Natural Choices Home Safe Products in February 2008.

Interest expense for the nine months ended March 31, 2011 was $92,118 compared to $56,902 for the nine months ended March 31, 2010.  The significant increase is due in part to additional convertible promissory notes that were issued in November 2010 totaling $56,500.  Also contributing to the increase in interest expense, was $27,000 of interest recorded and paid on two convertible promissory notes.  Interest expense for the nine months ended March 31, 2011 also includes $21,231 of interest accrued on notes payable due to two executive officers.  During the nine months ended March 31, 2011, the Company amortized $4,543 of discounts of notes payable compared to $21,486 during the nine months ended March 31, 2010.

During the nine months ended March 31, 2011, the Company recorded other income totaling $246,494. Other income includes $233,000 of debt forgiven pursuant to the terms and conditions of a settlement agreement between the Company and the former owners of Natural Choices.

The Company recorded a net income of $102,293 or $0.002 earnings per share for the nine months ended March 31, 2011 as compared to a net loss of $(986,842) or $(0.023) loss per share for the three months ended March 31, 2010.

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

At March 31, 2011, the Company had current assets of $573,218 and total assets of $612,286, compared to June 30, 2010 when current assets were $257,680 and total assets were $302,059. Cash and cash equivalents at March 31, 2011 was $101,950 compared to $203 at June 30, 2010 due to consistant fund raising efforts.  Higher sales resulted in an increase in accounts receivable to $294,359 at March 31, 2011 from $145,121 at June 30, 2010.

Current liabilities at March 31, 2011 were $521,750 as compared to $599,139 at June 30, 2010. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At March 31, 2011, the Company had outstanding line of credit balances totaling approximately $65,000. Current liabilities also include $11,000 of short term loans from shareholders and other related parties, $74,640 note payable due for the acquisition of Natural Choices and $57,000 in convertible promissory notes.

Non-current liabilities include approximately $41,000 of convertible debt, net of discount and $182,000 note payable due an executive officer of the Company.

During the nine months ended March 31, 2011, the Company converted $547,000 of debt to equity in the form of common stock, including a note payable due an executive officer in the amount of approximately $90,000 and $332,000 due for the acquisition of Natural Choices Home Products.  Additionally, the Company converted $95,000 of accrued liabilities into common stock. This amount included accrued salaries and wages totaling $49,000.

Net cash used in operating activities during the nine months ended March 31, 2011 was $245,544 compared to $15,796 used in operating activities during the nine months ended March 31, 2010.

Net cash provided by financing activities was $355,559 and $19,334 for the nine months ended March 31, 2011 and 2010, respectively. During the nine months ended March 31, 2011, the Company issued common stock for cash totaling $397,832.   Additionally, the Company received proceeds from borrowings in the amount of $20,568 and $73,238 during the nine months ended March 31, 2011 and 2010, respectively.  Debt repayments for the nine months ended March 31, 2011 totaled $57,009 compared to $62,834 during the nine months ended March 31, 2010.

At June 30, 2010, the Company had a working capital deficit of $341,459. During the first nine months of the fiscal year, that deficit was eliminated. At March 31, 2011 the Company had working capital of $51,468.

Total debt of $1,649,981 at June 30, 2010 has been reduced to $744,280 by March 31, 2011 primarily through equity issuance and extinguishment of debt.

On March 31, 2011 the Company had an accumulated deficit of $5,374,643 and total stockholders’ deficit of $131,994.
.
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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the 3rd quarter of fiscal 2010 and the 4th quarters of fiscal 2007 and 2006, the Company since commencing operations, has not been profitable on an annual or quarterly basis. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

PACIFIC SANDS, INC.

Dated: May 13, 2011	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer