Form 10-K
period 2011-06-30
PACIFIC SANDS INC
filed 2011-10-13
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

Registrant's revenues for its most recent fiscal year: $1,557,692.

Market value of Common stock held by non-affiliates at December 31, 2010:  $1,743,278.

Shares of Common Stock outstanding at October 12, 2011: 60,422,628 shares.

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

Item 1. Description of Business

The Company:
Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as Natural Water Technologies and Natural Choices.

Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly and highly effective liquid and powder cleaning and water-management products. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, ponds) to fabric and surface cleaning (household and institutional) and pet care.

The Company sells its products through direct retail, wholesale and distribution.  Over the next 16 months, the Company will be expanding this strategy to include supermarkets, drug, mass and other retail operators. This strategy will use independent sales brokers (representatives) to sell-in the products at major retailers, distributors and wholesalers.

Pacific Sands is positioned to capitalize on opportunities in natural cleaning products for the home, pool and spa industries. We are responding to consumers’ growing desire for made in the USA products sourced from natural ingredients and minerals that perform as well or better than traditional ones.

To achieve ambitious growth goals, we must strive to be an agile, nimble and creative organization. Our path to success begins with the establishment of our operating principles and core values.

Operating Principles:

● Usher and lead the industry in the manufacturing of exceptional quality, natural based products.
● Organizational Transparency: we believe the best way to interact with our customers and build loyalty is to create an organization that is transparent about what’s inside our products. We feel consumers have a right to know that our products are safe for people, pets and the environment.
● Pre-cycle, using components derived from recycled materials when possible.
● Manufacture products sourced from natural plant and mineral sources.
● Reduce solid waste from our manufacturing and product packaging.
● Source materials from U.S. based organizations.
● Reduce, reuse and recycle.

Core Values:

● Be respectful of the environment and natural resources.
● Appreciate and value every customer.
● Take personal ownership.
● Work together and have fun winning.
● Achieve financial prosperity by having a strong governance, corporate responsibility and unwavering ethical  grounding in our operations.

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

Contract Manufacturing and Private Label:
Pacific Sands has an extensive in-house portfolio of cleaning, laundry, pool and spa water management products available for private label and brand extension.

Our private label business encourages existing brands to capitalize on their brand identity and distribution to enhance their revenue stream by adding supplemental cleaning products to their portfolio. For example, a company that makes decking material can profit by adding our Pro-X Deck and Patio Cleaner as a privately branded deck cleaning product to their lineup.  Our private label business encourages existing brands to capitalize on their brand identity and distribution to enhance their revenue stream by adding supplemental cleaning products to their portfolio with minimal investment of their resources. The opportunities for brand extension are nearly limitless.

Brands, Products and Product Lines:
Natural Choices:
Natural Choices™ is a brand consisting of quality household cleaning and laundry products that are environmentally safe, superior in performance and economical to use.

The Natural Choices™ product line offers the most complete line of quality oxygen bleach-based cleaners available anywhere. The Natural Choices™ line also features an extensive line of soy-based products and products specifically developed for people with allergies and chemical sensitivities. The Natural Choices™ “Refillables” line consists of 4 ready to use and concentrate cleaning products including Multi Purpose, Bathroom Cleaner, Degreaser and Glass. Natural Choices™ Refillables™ concentrates reduce packaging by 2/3 and shipping weight by more than 90%.

Finally, our water based degreasing technology (called “Critter Cleaner”) which has a broad array of applications ranging from a highly effective, non petroleum dish soap to cleaning grease and oil stains off of driveways, grills and other surfaces. Company chemists and board member, Dr. Jack Hagarty, developed the technology (which was originally developed as a non-petroleum based degreaser for use on animals affected by the Gulf Oil Spill).

Of the dozens of available Natural Choices™ products, the most well known flagship product is Oxy-Boost. Oxy-Boost is a safe and effective alternative to chlorine based products. Oxy-Boost naturally attacks and breaks down organic stains totally removing them from surfaces and fabric. Oxy-Boost has hundreds of cleaning uses and is the core formulation for all of our oxygen-bleach based technologies.

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

ONEShock completes the ecoone® Spa Treatment System by providing a safer to use, proven sanitizer / shock combo in convenient to use, single dose-dissolving packets. ONEShock delivers powerful water sanitation to spas without the risk and dangers of exposure to powdered or liquid sanitizers.

Plumbing Cleanser is a fast-acting whirlpool and hot tub / spa plumbing cleanser that quickly clears internal plumbing and equipment of buildup of chemical and biofilm deposits. Filter Cleanser is an economical, fast-acting, pool and spa cartridge filter cleanser. These products are unique to the industry as they are the only ones of their kind known that do not cause foaming and leave no harmful chemical residue either in waste water or pool and spa water.

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

Direct & Internet Retail:
Direct sales have represented a significant portion of the revenue stream of the Company. While direct retail is primarily used by the Company as a tool to educate consumers, gather feedback data and provide access to information about the products the company offers, the company’s www.OxyBoost.com has become a recognized source of information for solving cleaning problems and www.ecoGeeks.com, its primary direct retail outlet has gained popularity as a source of amusing product demonstration videos.

The Company also markets and distributes information via social media such as Facebook and other venues.

Product and Practice Information:
Many of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. Citing the versatility of the Company's core formula and referring to it as a hinge pin technology, Wal-Mart's Innovation Network in 1999 awarded the product the highest "Success Likelihood Score" ever granted in that program's 22-year history.

All of Pacific Sands products are animal cruelty free. Pacific Sands does not test its products on animals nor does it support animal testing. Pacific Sands does not buy raw materials from manufacturers who engage in animal testing.

All of Pacific Sands products are made in the USA. Pacific Sands supports fair trade practices and, whenever possible, purchases its raw materials from American companies or from nations that also support fair labor and trade practices.  We are highly committed supporters of fair trade and labor practices.

Management believes that the Company's product offerings have a strong competitive edge in the pool and spa marketplace as well as the rapidly expanding environment and health-friendly products market. Our product lines satisfy the environment and health conscious consumer's primary needs in that they combine a high level of efficacy with earth and health safety considerations.

Industries and Markets:
Household Cleaning:
U.S. sales for household cleaning products (which include surface cleaners, sponges, mops, wipes, etc.) are estimated to be $4.5 billion.  The U.S. recession and the lack of recovery have motivated consumers to cut back on spending and consumption in most product segments. Sales softness indicates a shift in consumers’ behavior and attitude towards cleaning.  Consumers appear to be embracing an ad-hoc approach, where household cleaning occurs on an “as needed basis.”  Consumers are also shifting towards less expensive retail channels for their cleaning products (e.g. dollar stores).

Nontoxic and Environmentally Friendly Cleaning Products:
Green cleaning products account for 3% of food, drug and mass (excluding Wal-Mart) sales. The category has lost some luster due “greenwashing” from large, mainstream brands that entered the green cleaning segment. Greenwashing is the term describing green marketing claims to promote the perception that a company’s products are environmentally friendly.  Green consumers have viewed the entry into the green cleaning segment by large, big box manufacturers as exploitation of a movement.

Despite soft sales in the green cleaning segment, industry research indicates that 4 in 10 consumers say they try to buy environmentally friendly cleaning products whenever possible and 6 parents in 10 say they are willing to pay more for child-safe cleaning products. The challenge for Pacific Sands is to market and merchandise its products away from the traditional cleaning aisle where large mainstream brands reside.  Securing merchandising space in the organic and natural product sections at retail stores will be critical for success.

Pool and Spa Products:
In the US, there are approximately 4.5 million in-ground pools, 3.5 million above-ground pools and 300,000 public swimming pools. The market for pool equipment and maintenance products will top off at $3.8 billion in 2011.

In the U.S., there are 5.7 million residential hot tubs in use and another 5 million in commercial venues (ex: hotels, health clubs, and so on). According to industry publications, an estimated $10 billion dollars are spent annually in the U.S. on pool and spa chemicals and maintenance. While the U.S. recession has slowed down the growth of the industry, more consumers are retreating to their homes fueling the “stay-cation” trend.  That is, consumers are opting out of taking expensive vacations and staying at home. This trend will provide stability to the pool and spa chemical industry since its likely consumers with pools and spas will use them during their “stay-cation”.

Marketing and Sales:
The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. Our products are also sold through numerous popular pool and spa websites including www.poolandspa.com, waterwarehouse.com and samsclub.com.

In 2011, Pacific Sands began laying the blueprint towards selling its pool and spa products in traditional retail channels by hiring a Marketing and Sales consultant. The blueprint calls for the use of independent sales agents to sell the products to national key accounts, dealers, wholesalers and distributors.  Furthermore,  the ecoone® brand will overhaul its current marketing strategy into a more robust plan that includes a fun and professional brand image, new marketing materials, website overhaul, advertising and trade promotions.  The brand’s key attributes of natural ingredients, commitment towards the environment and its “so simple, so perfect” mantra will be the cornerstones of the new marketing strategy.

The Company’s Natural Choices branded products are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally oriented websites.  During 2011, groundwork began for the creation of a new marketing strategy. The marketing strategy will include a new strategy for FDM (food, drug and mass) that allows the products to be marketed and merchandised in the organic and natural products sections in stores, away from the household cleaning aisle controlled by large mainstream manufacturers.  Independent sales brokers will be used to sell the products at national key accounts in FDM.

Contract Manufacturing, Custom Formulation and Private Label:
Pacific Sands has OEM and sales / distribution agreements with US Spa Manufacturers. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas, also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company. Our ecoone products are also sold under other brand names in the U.S. and Canada under license and private label.

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

Consumers’ concern for personal economic prospects motivates some to cut back on what they buy and others to buy smarter, by clipping more coupons, looking harder for sales, or switching from national brands to less expensive store brands. These budget-conscious behaviors have been reinforced by marketers and retailers, who have sharpened price points and pumped up promotional support in order to keep consumers spending. This poses a great opportunity for Pacific Sands to aggressively pursue private label and contract manufacturing opportunities with independent and national retailers. This will be accomplished through a combination of independent sales agents (brokers), advertising in FDM trade journals, website, direct mail and in-house direct sales.

Intellectual Property:
ecoone® is a registered trademark of Pacific Sands Inc.
e-3 elemental earth® is a registered trademark of Pacific Sands, Inc.
Natural Choices Refillables® is a registered trademark of Pacific Sands, Inc.

The Company develops and manufactures a broad range of consumable surface cleaning, laundry and water management products. The products and formula that the Company develops and manufactures are protected by in-house trade secret practices that include non-compete and non-disclosure contracts with employees and vendors.

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

Manufacturing:
Pacific Sands formulates, manufactures and fills the majority of its liquid and powder products in the Company's manufacturing and warehousing facility in Racine, WI. The facility is sufficient to meet current and anticipated demand for products for the near future.

The Company utilizes a modular liquid filling line that can be expanded at relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has preemptive arrangements with regional liquid and powder bottling facilities in the event that demand for our products far exceeds the Company's manufacturing capacity.

Since establishing its liquid filling line, the Company has not had any substantial delay in production, resulting in delayed product delivery. The Company uses outside vendors and manufacturers for its filtration products, EPA regulated and promotional materials and has, on occasion experienced delays only because of vendor delays.

The Company also has a six head semi-automated overflow liquid filler that can be used for filling longer production runs and is easily adapted to a fully automated production filler.

The Company has a semi-automated powder product mixing and filling facility, which is used to manufacture all of its powdered laundry and cleaning products.

As of June 30, 2011, the Company had 6 full time (two of whom are officers of the Company) and 5 part time employees and numerous consultants and sales representatives who are not considered employees of the Company.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not had a profitable Fiscal Year since commencing operations in 1994, the year ending June 30, 2011 was one of major transformation for the Company. Sales increased by 38.8% while strict cost control allowed Selling and Administrative expenses to decline by over 5%. This resulted in a loss from operations of just $7,841 for the year. In addition, total liabilities were reduced by over $1,036,882 or 62.8%. This reduction of debt should allow the Company to reduce interest expense from the $113,260 level paid in FY 2011 to an estimated $23,000 in FY 2012. While great progress has been made, the Company may not be able to generate sufficient revenues in the future to generate profit on a sustainable basis.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
In prior years sales growth and efficient operation of the Company was curtailed by a lack of working capital. At June 30, 2010 the Company had a working capital deficit of $341,459. During FY 2011 the company issued 16,619,927 shares, net of repurchases, for total net consideration of $1,189,111. This allowed the Company to have $114,945 of working capital on hand at June 30, 2011. Since the Company is on a cash only basis with many of its vendors and suppliers there can be no assurance that this level of working capital will be adequate to fund operations until a sustained profitable operating history can be established.

COMPETITION:
The Company experiences substantial competition from a number of suppliers of cleaning and water treatment products, including larger premium priced, mid-level and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are many suppliers which compete directly with the Company. The Company believes its products compete primarily on the basis of price, product performance and customer service and the Company does not intend to compete on the basis of premium priced brand product features.  The cleaning and water treatment  products industry is characterized by substantial price competition which is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger premium priced or midpriced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has in certain cases necessitated and may continue to necessitate price reductions by the Company and has and may continue to result in lost orders. There can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or  that the Company will be able to react with price or product changes of its own to maintain its current market position.

ENVIRONMENTAL REGULATION:
The Company’s products are subject to various federal, state and local environmental laws and regulations, including those relating to water discharge, and the storage, handling and disposal of a variety of substances. Some of the substances used in the  Company’s products are materials regulated by federal or state environmental protection agencies. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its any future capital expenditure requirements for environmental compliance because of continually changing compliance standards and technology. Consequently, unforeseen expenditures required to comply with such laws and regulations, including unforeseen environmental liabilities, could have a material adverse effect on the Company's business.

GOING CONCERN:
Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended June 30, 2011, relating to our ability to continue as a going concern. We cannot assure investors that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

Item 2. Description of Property

The Company is renting 30,000 square feet of office and warehouse facilities on a month to month arrangement.

Item 3. Legal Proceedings

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2011 and fiscal 2010, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2011
First Quarter	0.09	0.04
Second Quarter	0.12	0.05
Third Quarter	0.15	0.08
Fourth Quarter	0.16	0.09

Fiscal Year Ended June 30, 2010
First Quarter	0.07	0.04
Second Quarter	0.05	0.04
Third Quarter	0.05	0.03
Fourth Quarter	0.10	0.03

As of June 30, 2011, there were approximately 614 Holders.

The Company has never declared a cash dividend.

Transactions involving the Company’s securities during the fiscal year ended June 30, 2011 are summarized below.

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

On December 15, 2010, the Company issued 1,196,128 shares of common stock to settle three shareholder loans plus accrued interest totaling $59,817.

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

On December 15, 2010, the Company issued 1,000,000 shares of common stock to an unrelated party for cash totaling $50,000.

On December 15, 2010, the Company issued 450,000 shares of common stock to a consultant for services performed.  The Company recorded 15,000 of consulting fee expense for the issuance of the shares.

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

On March 31, 2011, holders of convertible promissory notes converted $26,000 of note plus accrued interest of $15,925 into 419,250 shares of common stock.

On April 6, 2011, holders of convertible promissory notes converted $5,000 of note plus accrued interest of $1,875 into 68,750 shares of common stock.

On June 29, 2011, holders of convertible promissory notes converted $54,000 of note plus accrued interest of $10,600 into 640,795 shares of common stock.

On June 29, 2011, the Company issued 40,000 shares of common stock to a related party consultant for services performed.  The Company recorded $4,000 of consulting fee expense for the issuance of the shares.

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

ACQUISITION OF NATURAL CHOICES

On February 8, 2008 the Company acquired Natural Choices Home Safe Products, LLC pursuant to the terms of an Asset Purchase Agreement.

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

Results of Operations for Fiscal Year 2011 compared to Fiscal Year 2010

Results of operations for the fiscal year ending June 30, 2011 compared to the fiscal year ending June 30, 2010.

Revenues and Gross Profit

For the fiscal year ending June 30, 2011, the Company’s net sales were $1,557,692 an increase of 38.8% compared to net sales of $1,122,454 for the fiscal year ended June 30, 2010. The growth was due, in part, to the availability of working capital to fund operations. In prior years working capital deficits at times prevented the company from purchasing materials needed to support even reduced levels of sales. During the past year the Company has been able to develop relationships with several rapidly growing private label distributors and the working capital now on hand should allow the company to continue to support the growth of these key customers.

Gross profit for the fiscal year ending June 30, 2011 was $698,230 a 22% increase over the gross profit of $572,049 for the prior year. Due to the rapid expansion of sales to private label customers, where profit levels are lower, the gross profit margins declined to 44.8% in FY 2011 from the 51% level achieved in the prior year. While the level of profit margins will always be subject to changes in the product mix, the Company believes that with the added financial strength gained this year it may be able to improve margins with the purchase of larger, and more economic, quantities of raw materials.

Operating Expenses

Despite a nearly 39% increase in sales for the year ending June 30, 2011 the Company was able to reduce selling and general administrative expenses to $706,071 for the year, or 5% less than the $743,553 level of last year.

The Company moved its office, warehouse, lab and production facilities to a new location within the same building on January 1, 2011. Previously located in four separate locations on two floors, all aspects of the Company’s operation are now on one floor in a single space. This move substantially increased the amount of space and improved operating efficiencies overall. Because of the current economic environment the Company was able to rent this facility for the same monthly amount as the old one despite an increase of more than 50% in usable space. Operational improvements resulting from this move, and a specific focus on cost control this fiscal year, has allowed the Company to hold overhead spending at slightly lower levels than the prior year.

Other Income/Expense

Interest expense increased 45.8% for the year ended June 30, 2011 compared to the prior year. This was related to the additional interest incurred upon early conversion of promissory notes.

During FY 2011 the Company issued 16,619,927 shares of common stock, net of repurchases, for net proceeds of $1,189,111. This allowed the Company to reduce total liabilities 62.8% from $1,649,981 at June 30, 2010 to $613,099 at June 30, 2011. While the Company plans to reduce debt even further in the current fiscal year, interest costs have been reduced to less than $23,000 per year, based on current debt levels, from the $113,260 spent for the 2011 FY.

On March 21, 2011, the Company and the former owners of Natural Choices (“Former Owners”) entered into an Asset Purchase Agreement Payment Plan (“Payment Plan”).  The Payment Plan effectively resolves all outstanding issues and obligations from an Asset Purchase Agreement dated February 8, 2008 and a First Amendment to Asset Purchase Agreement dated March 31, 2009 (together “Asset Purchase Agreement”). As of the effective date of the Payment Plan, $640,000 remained owed by the Company to the Former Owners under the Asset Purchase Agreement.  Pursuant to the terms of the Payment Plan, the Former Owners received common stock and cash totaling $407,000 as full and final payment.  On March 21, 2011, the Company issued to the Former Owners 3,323,500 shares of common stock having a fair market value of $332,350.  Additionally, on April 9, 2011 the Company paid the Former Owners cash in the amount $74,650.  Settlement of the obligations due to the Former Owners resulted in debt forgiveness for the Company in the amount of $233,000 which has been recorded as other income during the FY ended June 30, 2011.

Net Profit

The Company recorded a net income of $113,830 for the year ended June 30, 2011 compared to a net loss of $1,127,045 for the year ended June 30, 2010. Both years had one-time items that affected the income or loss for those years.

The aggressive steps taken by management during FY 2011 the loss from operations was reduced to just $7,841.

Because of net operating loss carry forward amounts available to the Company there are no income tax expenses for these years.

Liquidity and Capital Resources

In fiscal 2011, Company issued 16,619,927 shares of common stock, net of repurchases, for net proceeds of $1,189,111. The proceeds of these sales were used to reduce liabilities and increase working capital.

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

At June 30, 2011, the Company had current assets and total assets of $528,000 and  $568,118, respectively , compared to June 30, 2010 when the Company had current assets of $257,680 and total assets of $302,059. Cash and cash equivalents totaled $9,753 and $203 on June 30, 2011 and 2010, respectively.

Current liabilities at June 30, 2011 were $413,055 compared to $599,139 at June 30, 2010. Current liabilities include accounts payable and accrued expenses totaling approximately $319,000.  Notes payable to banks, finance companies, shareholders and directors approximate $94,000.

Total liabilities have been reduced $1,036,882 or 62.8%. A working capital deficit of $341,459 at June 30, 2010 has been eliminated and at June 30, 2011 the Company had net working capital of $114,945.

During the year the year ended June 30, 2011, the Company and the former member owners of Natural Choices Home Safe Products, LLC (the “Members”), executed an agreement that retired the current debt:
On March 21, 2011, the Company issued to the former member owners of Natural Choices Home Safe Products, LLC (the “Members”) 3,323,500 shares of common stock having a fair market value of $332,350.  Additionally, on April 9, 2011 the Company paid the Members cash in the amount $74,650.  Settlement of the obligations due to the Members resulted in debt forgiveness for the Company in the amount of $233,000 which has been recorded as other income during the three and nine months ended March 31, 2011.

Non-current liabilities include convertible promissory notes of $18,000 (net of discount) and note payable to one former executive officer totaling $182,000.

Net cash used in operating activities during the year ended June 30, 2011 was $248,684 compared to $48,625 used in operating activities during the year ended June 30, 2010.

For the year ended June 30, 2011, net cash used in investing activities was $14,197, representing the purchase of property and equipment. Net cash used in investing activities during the year ended June 30, 2010 was $8,572.

Net cash provided by financing activities was $272,431 and $50,256 for the years ended June 30, 2011 and 2010, respectively. During the year ended June 30, 2011, the Company issued common stock for cash totaling $373,832 compared to $8,930 in fiscal 2010, and also received proceeds from borrowings in the amount of $60,817 and $141,814 during the years ended June 30, 2011 and 2010, respectively. Proceeds from financing activities were used to fund operations and to meet current obligations of notes payable.

On June 30, 2011 the Company had an accumulated deficit of $5,363,106 and total stockholders’ deficit of $44,981.

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

Item 7A. Quantative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest or foreign currencies.

Item 8. Financial Statements and Supplementary Data

Sassetti LLC

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2011 and 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sassetti LLC
formerly Frank L. Sassetti & Co.

Oak Park, Illinois
October 12, 2011

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2011 AND 2010

ASSETS

	June 30, 2011	June 30, 2010
Current assets:
Cash and cash equivalents	$9,753	$203
Trade receivables, net of allowances for doubtful accounts of $8,678 and $9,373	334,511	145,121
Inventories	170,755	102,099
Other current assets	12,981	10,257
Total Current Assets	528,000	257,680

Property and equipment, net	40,118	44,379

Total Assets	$568,118	$302,059

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$201,203	$171,558
Accrued expenses	117,710	226,979
Current portion of notes payable and capital leases	94,142	200,602
Total Current Liabilities	413,055	599,139

Notes payable and capital leases - net of discount of $1,514 and $7,572, less current portion	200,044	1,050,842

Total Liabilities	613,099	1,649,981

Stockholders' deficit
Common stock (100,000,000 shares authorized, 67,856,813 and 51,236,886
shares issued, and 61,247,626 and 44,627,699 shares outstanding)	67,857	51,237
Additional paid in capital	5,382,298	4,209,807
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,363,106)	(5,476,936)
Total Stockholders' Deficit	(44,981)	(1,347,922)

Total Liabilities and Stockholders' Deficit	$568,118	$302,059

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Net sales	$1,557,692	$1,122,454
Cost of sales	859,462	550,405

Gross profit	698,230	572,049

Selling and administrative expenses	706,071	743,553
Impairment of intangible asset	-	877,854
	706,071	1,621,407

Loss from operations	(7,841)	(1,049,358)

Other expense
Interest expense	(113,260)	(77,687)
Other income	234,931	-
	121,671	(77,687)

Income (loss) before income taxes	113,830	(1,127,045)

Income taxes	-	-

Net income (loss)	$113,830	$(1,127,045)

Earnings (loss) per share:
Basic	$0.002	$(0.026)
Diluted	$0.002	$(0.026)

Basic and diluted weighted average shares outstanding:
Basic	51,466,686	43,653,787
Diluted	52,896,178	43,653,787

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2009	49,196,090	$49,196	$4,134,561	(6,609,187)	$(132,030)	$(4,349,891)	$(298,164)

Issuance of common stock:
For cash	223,259	223	8,707	-	-	-	8,930
For settlement of debt	721,778	722	28,149	-	-	-	28,871
For professional services	1,095,759	1,096	38,390	-	-	-	39,486
Net loss	-	-	-	-	-	(1,127,045)	(1,127,045)

Balance at June 30, 2010	51,236,886	$51,237	$4,209,807	(6,609,187)	$(132,030)	$(5,476,936)	$(1,347,922)

Issuance of common stock:
For cash	5,174,654	5,175	368,657	-	-	-	373,832
For settlement of debt	7,199,908	7,200	520,057	-	-	-	527,257
Promissory note conversions	1,277,838	1,278	101,222	-	-	-	102,500
For professional services	346,666	347	24,093	-	-	-	24,440
For interest	868,249	868	56,724	-	-	-	57,592
For accrued liabilities	0	1,812	107,510	-	-	-	109,322
Repurchase of common stock - retired	(60,000)	(60)	(5,772)	-	-	-	(5,832)
Net income	-	-	-	-	-	113,830	113,830

Balance at June 30, 2011	67,856,813	$67,857	$5,382,298	(6,609,187)	$(132,030)	$(5,363,106)	$(44,981)

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$113,830	$(1,127,045)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	18,458	23,855
Amortization of debt discount	6,058	26,374
Common shares and rights issued for services and compensation	24,440	39,486
Common shares issued for interest	57,592	-
Gain from debt settlement	(233,000)	-
Impairment of intangible asset	-	877,854
Changes in assets and liabilities -
Trade accounts receivable	(189,390)	(7,709)
Inventories	(68,656)	6,704
Other assets	(2,724)	(9,000)
Accounts payable and other current liabilities	24,708	120,856
Net Cash Used in Operating Activities	(248,684)	(48,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(14,197)	(8,572)
Net Cash Used in Investing Activities	(14,197)	(8,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	373,832	8,930
Proceeds from notes payable issued	60,817	141,814
Repurchase of common stock-retired	(5,832)	-
Repayment of notes payable and long term obligations	(156,386)	(100,488)
Net Cash Provided by Financing Activities	272,431	50,256

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,550	(6,941)

CASH AND CASH EQUIVALENTS
Beginning of year	203	7,144

End of year	$9,753	$203

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2011 AND 2010

Supplemental disclosures of cash flow information:
	2011	2010
Cash paid during the period for:
Interest	$21,336	$35,641
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$629,757	$28,871
Conversion of accrued liabilities to equity	$109,322	$-

See accompanying notes to the financial statements.

FORM 10-K	JUNE 30, 2011

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

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $18,458  and $23,855 during the years ended June 30, 2011 and 2010, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognize when the product is manufactured, invoiced and set aside in a specifically designated finish goods area. Upon invoicing under this arrangement ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a bill and hold arrangement have committed to purchases and have specifically requested they be on a bill and hold arrangement. In all cases goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These bill and hold goods are either privately labeled or set aside exclusively for the customers use.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2011 and 2010, advertising and promotion costs totaled $8,780 and $12,418, respectively.

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Income Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations in the period that includes the enactment date.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables.  Management believes that the current specific and general receivable reserves aggregating $8,678 and $9,373 are adequate as of June 30, 2011 and 2010, respectively.

Impairment of long lived assets - Periodically, the Company evaluates the carrying value of its plant and equipment, and long-lived assets, by comparing the anticipated future net cash flows associated with those assets to the related net book value.  If impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations.

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

FORM 10-K	JUNE 30, 2011

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

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

2.                    GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2011, the Company has incurred cumulative losses of $5,363,106 and Stockholders’ deficit of $44,981.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3.                     INVENTORIES

Inventories at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Raw materials	$143,827	$78,998

Finished goods	26,928	23,101

Total	$170,755	$102,099

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.                    ACCRUED EXPENSES

Accrued expenses at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Accrued compensation	$73,310	$122,185
Accrued taxes	33,848	43,045
Accrued professional fees	3,800	37,506
Accrued interest	6,752	20,767
Accrued other	-	3,476
Total	$117,710	$226,979

5.                    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Dell Financial Services – line of credit (1)	$3,675	$9,374
J.P. Morgan Chase – business line of credit (2)	54,996	74,994
Notes payable stockholders and directors (3)	5,000	95,417
Notes payable – settlement obligation	-	8,500
Notes payable – acquisition (5)	-	642,500
Convertible notes payable – net of discount (4)	40,486	130,928
Notes payable – executive officers (6)	181,558	271,443
Capital leases (7)	8,471	18,288
	294,186	1,251,544
Less current maturities	94,142	200,602
	$200,044	$1,050,842

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

(3)	Notes payable stockholders and directors consist of six unsecured notes at interest rates fluctuating up to 10%. As of June 30, 2011 a single unsecured note exists for $5,000 at no interest.

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

(4)
On October 1, 2008, the Company executed convertible notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly.   The Notes mature on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share.  The Company shall have the right, but not the obligation, to pay up to one half of the principal balance in cash. On November 1, 2009, the Company executed new convertible notes payable (the “New Notes”) in the amount of $56,500 to the same investors under the same terms as the Notes. The New Notes mature on November 1, 2012. On December 1, 2010, the Company executed new convertible notes payable (the “2010 Notes”) in the amount of $6,000 to the one of the original investors under the same terms as the Notes. The 2010 Notes mature on December 1, 2013. Pursuant to a Stock Pledge Agreement dated October 1, 2009, each Note and each New Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 (ten cents)  per share.  During the year ended June 30, 2011, $102,500 of the notes were converted 1,277,838 shares of the Company’s common stock.

The debt discount recorded of $18,174 is being amortized over the three-year term of the note and the carrying amount is presented net of the unamortized discount. For the year ended June 30, 2011 the Company recorded $6,058 of interest expense for the amortization of the discount.

(5)
On March 31, 2009, the Company and the former member owners of Natural Choices Home Safe Products, LLC (the “Members”), executed an amendment to the Asset Purchase Agreement dated February 8, 2008 (the “Amendment”).  (5)

On March 21, 2011, the Company issued to the Former Owners 3,323,500 shares of common stock having a fair market value of $332,350.  Additionally, on April 9, 2011 the Company paid the Former Owners cash in the amount $74,650.  Settlement of the obligations due to the Former Owners resulted in debt forgiveness for the Company in the amount of $233,000 which has been recorded as other income for the year ended June 30, 2011.

(6)
On March 31, 2009, the Company converted $274,443 of deferred compensation due two executive officers into two notes payable.  The notes are due on March 31, 2012 and accrue interest at 4% per annum.  On December 15, 2010 the Company converted the note payable plus accrued interest due to one of the executive officer into 1,926,700 shares of common stock.  Principal and interest converted were $89,885 and $6,450, respectively.

(7)
At June 30, 2011, the Company had one capital lease obligations for machinery under a four year agreement with an imputed interest rate of 12.00%, placed into service in April 2008.  Monthly installment payments under the lease are $957. The lease contains a bargain purchase option of $1 at the end of the lease term.

  .
The scheduled annual maturities for notes payable and capital lease obligations were as follows at June 30,

2012	$94,142
2013	20,000
2014	181,558

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.                    STOCKHOLDERS’ EQUITY

Transactions for the years ended June 30, 2011 and 2010 are as follows:

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

On December 15, 2010, the Company issued 1,196,128 shares of common stock to settle three shareholder loans plus accrued interest totaling $59,817.

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

On December 15, 2010, the Company issued 1,000,000 shares of common stock to an unrelated party for cash totaling $50,000.

On December 15, 2010, the Company issued 450,000 shares of common stock to a consultant for services performed.  The Company recorded 15,000 of consulting fee expense for the issuance of the shares.

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

On March 31, 2011, holders of convertible promissory notes converted $26,000 of note plus accrued interest of $15,925 into 419,250 shares of common stock.

On April 6, 2011, holders of convertible promissory notes converted $5,000 of note plus accrued interest of $1,875 into 68,750 shares of common stock.

On June 29, 2011, holders of convertible promissory notes converted $54,000 of note plus accrued interest of $10,600 into 640,795 shares of common stock.

On June 29, 2011, the Company issued 40,000 shares of common stock to a related party consultant for services performed.  The Company recorded $4,000 of consulting fee expense for the issuance of the shares.

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

The Company did not have any stock options granted, exercised, cancelled or expired during the years ended June 30, 2010.  All stock options listed on the table below expired on September 27, 2010.

		Price per share
	Shares	Range	Weighted Average

Balance, June 30, 2010	3,000,000	$.16 - $1.00	$0.440

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.                     LEASE COMMITTMENTS

The Company is renting 30,000 square feet of office and warehouse facilities on a month to month arrangement. Rent expense for the years ended June 30, 2011 and 2010 was $45,000 and $47,082, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2011	June 30, 2010

Net earnings (loss) - basic	$113,830	$(1,127,045)
Interest expense on conversion of promissory notes	12,220	-
Net earnings (loss) - diluted	126,050	(1,127,045)

Weighted average shares - basic	51,466,686	43,653,787

Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	1,429,492	-

Weighted average shares - diluted	52,896,178	43,653,787
Earnings (loss) per share:
Basic	$0.002	$(0.026)
Diluted	$0.002	$(0.026)

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Outstanding stock options and convertible debt were not included in the computation of diluted earnings per common share for the year ended June 30, 2010 since it would have resulted in an anti-dilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	June 30, 2011	June 30, 2010
Stock options	-	3,000,000
Convertible debt	-	1,385,000

10.                  INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2011 and 2010 were as follows:

	June 30 ,2011	June 30 ,2010
Net operating loss carryforwards	$1,221,000	$1,373,000
Deferred compensation	76,000	118,000
Accounts receivable allowance	4,000	4,000

Valuation allowance	(1,301,000)	(1,495,000)
Net Deferred Tax Asset	$--	$--

At June 30, 2011, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,021,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

11.                  RELATED PARTY TRANSACTION

On December 15, 2010, a note payable plus accrued interest due to an executive officer was converted to 1,926,700 shares of common stock.  Principal and interest converted were $89,885 and $6,450, respectively.

During the year ended June 30, 2011, the Company issued 280,000 shares of common stock to a consultant for service performed.  The Company recorded consulting expense of $19,200 related to the issue of these shares.

During the year ended June 30, 2011, the Company issued 480,000 shares of common stock to its Board of Directors.  Compensation expense recorded by the Company for the issue of these shares totaled $30,400.

FORM 10-K	JUNE 30, 2011

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

12.                  CONCENTRATIONS

For the year ended June 30, 2011, the Company’s two largest customers accounted for 19% and 11% of sales, respectively. For the year ended June 30, 2010,  no single customer accounted for 10% or greater of the Company’s sales.

13.                   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Net sales	$314,779	$294,623	$430,529	$517,761

Gross profit	181,417	126,132	164,305	226,376

Net income (loss)	(11,750)	(84,447)	198,490	11,537

Earnings (loss) per share:
Basic	*	(.002)	.004	*
Diluted	*	(.002)	.004	*

Weighted average shares
Basic	44,624,076	45,881,903	54,954,737	60,576,400
Diluted	44,624,076	45,881,903	56,207,737	61,528,465

	Quarter ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010

Net sales	$253,545	$265,878	$262,742	$340,289

Gross profit	137,446	134,571	170,491	129,541

Net loss	(65,317)	(918,323)	(3,202)	(140,203)

Net loss per share – basic and diluted	(.002)	(.021)	*	(.003)

Weighted average shares -basic and diluted	43,506,231	43,581,940	43,581,940	43,946,657

* Less than .001 per share.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a significant deficiency in our internal control over financial reporting.

The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2011.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as it is not required.

Item 9B. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Michael L. Wynhoff has resigned as President of Pacific Sands, Inc. effective September 30, 2011. Michael D. Michie, CEO, was appointed President by the Board of Directors of Pacific Sands, Inc

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael D. Michie	50	President & CEO/CFO and Director
Michael L. Wynhoff	46	Former President and Director
Thomas Paulsen	48	Director
John D. Hagarty	72	Director

Michael D. Michie - Michael D. Michie was appointed President and CEO on September 30th, 2011 by the Board of Directors. Mr. Michie retains his position as CFO/Treasurer per his appointment on June 14, 2004. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility, Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont's "commitment to excellence" award.

Michael L. Wynhoff - Michael L. Wynhoff former President and Director. Previously, Wynhoff was appointed President and CEO by the Board of directors on June 14, 2004. From 2000 to 2004, Mr. Wynhoff worked as a marketing and public relations consultant, focusing his efforts on environmental products companies, including Pacific Sands. From 1999 through 2000 he was the Director of Marketing and Operations at Domain Host International. Prior to 1999, Mr. Wynhoff was involved in the film and television industries as a writer, producer and coordinator of feature films and television commercials. Michael Wynhoff graduated from Carthage College in 1987 with a BA in Speech, Communications and Theatre.

Thomas Paulsen – Thomas Paulsen is the chief financial officer of Wismarq Corporation, a national coil coater of steel and aluminum building products, based in Oconomowoc, Wis, employing over 100 workers. Mr. Paulsen is a certified public accountant with an MBA from Marquette University. He began his career in public accounting with Ernst & Whinney and has over 21 years of experience with an extensive background in accounting, corporate budgeting and operations. He was the chief financial officer and corporate controller for Kelley Company, based in Milwaukee, WI, from 2000 to 2002. Mr. Paulsen is the chairman of the Audit committee.

Dr. John Hagarty – Since his retirement in 1999 from SC Johnson Wax, where he served as Senior Research Chemist, Dr. Hagarty has worked as an independent consultant. Since Pacific Sands moved to Racine Dr. Hagarty has, as a consulting scientist, managed new product development at Pacific Sands, and has supervised the final development of nontoxic, earth and health-friendly pet care, household cleaning and other product lines. Currently, Dr. Hagarty spearheads new product development at Pacific Sands. Dr. Hagarty earned his PhD in Organic Chemistry from Duquesne University.

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2011 and 2010.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (b)		Bonus	Restricted Stock Awards (d)	Option Awards (a)	Nonequity incentive plan compensation	Non-qualified deferred compensation	Total

Michael L. Wynhoff	2011	$71,846		--	$7,600	--	--	--	$79,446
President (c)	2010	$30,530		--	$0	--	--	--	$30,530

Michael D. Michie	2011	$81,692		--	$7,600	--	--	89,885	$171,577
President and Chief Executive Officer	2010	$67,273		--	$0	--	--	--	$67,273
Chief Financial Officer (c)

Thomas Paulson	2011	--		--	$7,600	--	--	--	$7,600
Secretary	2010	--		--	$0	--	--	--	$0

John Hagarty	2011	19,200	(e)	--	$7,600	--	--	--	$26,800
Director	2010	--		--	$0	--	--	--	$0

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

(c)
On September 30, 2011, Michael Wynhoff resigned as President of the Company and Director. At that time, Michael Michie was appointed President & Chief Executive Officer while also maintaining his position as Chief Financial Officer.

(d)	Restricted stock is issued Company’s Board of Directors as compensation.

(e)	Compensation for services was paid in the form of restricted stock.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, and by all of the Company's directors and executive officers as a group as of June 30, 2011.

Title of Class	Name of Beneficial Owner	Beneficial Ownership*	Percent of Class
Common	Michael L. Wynhoff 1509 Rapids Drive Racine, WI 53404	5,739,628	9.5%
Common	Catherine & Marion Myers 1509 Rapids Drive Racine, WI 53404	5,408,014	8.9%
Common	Michael D. Michie 1509 Rapids Drive Racine, WI 53404	3,326,700	5.5%
Common	John D. Hagarty 1509 Rapids Drive Racine, WI 53404	1,182,771	1.9%
Common	Thomas Paulsen 1509 Rapids Drive Racine, WI 53404	1,027,923	1.7%

*In fiscal 2005, the Company granted to its executives, 2,000,000 stock options to purchase common shares at an exercise price of $0.03 per share, and 1,000,000 stock options at an exercise price of $0.10 per share.  During fiscal 2007, those options were surrendered and reissued for four years no vesting period and exercise prices as follows; 2,000,000 stock options at $0.16 and 1,000,000 stock options at $1.00. On September 27 th  2010 those options expired.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Sassetti LLC, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2011	Fiscal 2010
Audit fees (1)	$31,075	$29,607
Audit related fees	$-	$-
Tax fees	$3,520	$3,235

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
President & Chief Executive Officer
Chief Financial Officer,
Director

October 12, 2011