Form 10-Q
period 2011-09-30
PACIFIC SANDS INC
filed 2011-11-22
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 21, 2011 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	60,422,628

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	3

	Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	17

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 5.	OTHER INFORMATION	18

Item 6.	EXHIBITS	18

SIGNATURES		18

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2011

ASSETS

	September 30, 2011	June 30, 2011
Current assets:	(Unaudited)
Cash and cash equivalents	$992	$9,753
Trade receivables, net of allowances for doubtful accounts of $18,000 and $8,678	256,882	334,511
Inventories	178,787	170,755
Other current assets	6,697	12,981
Total Current Assets	443,358	528,00

Property and equipment, net	35,031	40,118

Total Assets	$478,389	$568,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$202,791	$201,203
Accrued expenses	121,114	117,710
Current portion of notes payable and capital leases	86,747	94,142
Total Current Liabilities	410,652	413,055

Notes payable and capital leases - net of discount of $0 and $1,514, less current portion	201,558	200,044

Total Liabilities	612,210	613,099

Stockholders' deficit
Common stock (100,000,000 shares authorized, 67,856,813 shares issued, and 61,247,626 shares outstanding)	67,857	67,857
Additional paid in capital	5,382,298	5,382,298
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,451,946)	(5,363,106)
Total Stockholders' Deficit	(133,821)	(44,981)

Total Liabilities and Stockholders' Deficit	$478,389	$568,118

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three months ended September 30,
	2011	2010

Net sales	$352,830	$314,779
Cost of sales	230,976	133,362

Gross profit	121,854	181,417

Selling and administrative expenses	204,486	170,004

Loss from operations	(82,632)	11,413

Other expense
Interest expense	(6,208)	(23,163)
	(6,208)	(23,163)

Loss before income taxes	(88,840)	(11,750)

Income taxes	-	-

Net loss	$(88,840)	$(11,750)

Basic and diluted loss per share	$(0.0015)	$(0.0003)

Basic and diluted weighted average shares outstanding	61,247,626	44,624,076

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net loss	$(88,840)	$(11,750)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	5,087	4,852
Amortization of debt discount	1,514	1,514
Allowance for doubtful accounts	9,322	-
Changes in assets and liabilities -
Trade accounts receivable	68,307	31,150
Inventories	(8,032)	(15,889)
Other assets	6,284	(12,288)
Accounts payable and other current liabilities	4,992	(2,190)

Net Cash Used in Operating Activities	(1,366)	(4,601)

Cash flows from financing activities
Proceeds from notes payable	-	47,498
Repayment of notes payable and long term obligations	(7,395)	(35,145)

Net Cash (Used in) Provided by Financing Activities	(7,395)	12,353

Net increase (decrease) in cash and cash equivalents	(8,761)	7,752

Cash and cash equivalents:
Beginning of period	9,753	203

End of period	$992	$7,955

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,898	$10,591
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Equity reclassified to accrued expenses	$-	$15,000

See accompanying notes.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.                     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported elsewhere in this Form 10-Q have been omitted.

2.                     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc. with the right to do business as Natural Water Technologies (the "Company" or “Pacific Sands”) was incorporated in Nevada on July 7, 1994.  Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly and highly effective liquid and powder cleaning and water-management products. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, ponds) to fabric and surface cleaning (household and institutional) and pet care. The Company markets and sells its product lines directly, and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded products are sold in numerous retail outlets around the country as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $5,087 and $4,852 during the three months ended September 30, 2011 and 2010, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, invoiced and set aside in a specifically designated finished goods area. Upon invoicing under this arrangement ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a bill and hold arrangement have committed to purchases and have specifically requested they be on a bill and hold arrangement. In all cases goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These bill and hold goods are either privately labeled or set aside exclusively for the customers use.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at September 30, 2011 and June 30, 2011 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

The Company's income tax returns for the years ending June 30, 2008, 2009 and 2010 are subject to examination by the IRS, generally for three years after they were filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserve of $18,000 is adequate as of September 30, 2011.

Basic and Diluted Net Loss Per Share - Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares have been included in the computation of the weighted average number of shares outstanding for dilutive net earnings per common share.  Dilutive shares and stock options have not been included in the computation of net loss per common share, as the effect would be antidilutive.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.                     GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2011, the Company has incurred cumulative losses of $5,451,946.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.                     INVENTORIES

Inventories at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Raw materials	$152,821	$143,827
Finished goods	25,966	26,928
Total	$178,787	$170,755

5.                     PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Furniture and office equipment	$42,967	$42,967
Manufacturing equipment	69,358	69,358
Leasehold improvements	6,169	6,169
Computer software	16,577	16,577
	135,071	135,071
Less accumulated depreciation and amortization	(100,040)	(94,953)
Property and equipment, net	$35,031	$40,118

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.                     ACCRUED EXPENSES

Accrued expenses at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Accrued compensation	$74,226	$73,310
Accrued taxes	32,787	33,848
Accrued professional fees	5,550	3,800
Accrued interest	8,551	6,752
Total	$121,114	$117,710

7.                     NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Dell Financial Services – line of credit	$2,037	$3,675
J.P. Morgan Chase – business line of credit	51,882	54,996
Notes payable - stockholders and directors	5,000	5,000
Convertible notes payable – net of discount of $0 and $1,514	42,000	40,486
Note payable – former executive officer	181,558	181,558
Capital leases	5,828	8,471
	288,305	294,186
Less current maturities	86,747	94,142
	$201,558	$200,044

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending September 30,

2012	$86,747
2013	20,000
2013	181,558

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.                     LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended September 30,
	2011	2010
Numerator:
Basic and diluted loss	$(88,840)	$(11,750)

Denominator:
Basic and diluted per share data - weighted average shares	61,247,626	44,624,076

Basic and diluted loss per share	$(.0015)	$(.0003)

Convertible debt not included in the computation of diluted loss per common share for the three month periods ended September 30, 2011 and 2010 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	September 30, 2011	September 30, 2010
Convertible notes	420,000	1,385,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.                   INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
Net operating loss carryforwards	$1,259,000	$1,221,000
Deferred compensation	76,000	76,000
Accounts receivable allowance	8,000	4,000
Valuation allowance	(1,343,000)	(1,301,000)
Net deferred tax asset	$--	$--

At September 30, 2011, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2,997,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

10.                 SUBSEQUENT EVENT

In October 2011 the Company sold the direct to retail business of Pacific Sands, Inc., including unlimited rights and trademarks related to ECOGEEKS.com and entered into a three year distributor agreement with the Randum Creative Group, LLC. The transaction valued at $94,875 was purchased with 825,000 shares of Pacific Sands, Inc. common stock owned by a former executive officer of the Company. The former executive officer is the sole member of the Randum Creative Group, LLC.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-K FOR THE YEAR ENDED JUNE 30, 2011 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

The Company markets and sells its product lines directly, through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded products are sold in numerous retail outlets around the country as well as dozens of the top environmentally-oriented websites.

The Company's goal is to achieve sustained profitability through revenues achieved by marketing and sales of its nontoxic, earth, health and kid-friendly, ecoONE® Pool, Spa, Household Cleaning and other product lines.

Management intends to continue the aggressive marketing and sale of its products through a widening base of retail outlets, distribution centers and OEM arrangements in order to achieve its goals.

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

Settlement of Natural Choices Debt Obligation

On March 21, 2011, the Company and the former owners of Natural Choices (“Former Owners”) entered into an Asset Purchase Agreement Payment Plan (“Payment Plan”).  The Payment Plan effectively resolves all outstanding issues and obligations from an Asset Purchase Agreement dated February 8, 2008 and a First Amendment to Asset Purchase Agreement dated March 31, 2009 (together “Asset Purchase Agreement”). As of the effective date of the Payment Plan, $640,000 remained owed by the Company to the Former Owners under the Asset Purchase Agreement.  Pursuant to the terms of the Payment Plan, the Former Owners received common stock and cash totaling $407,000 as full and final payment.  On March 21, 2011, the Company issued to the Former Owners 3,323,500 shares of common stock having a fair market value of $332,350.  Additionally, on April 9, 2011 the Company paid the Former Owners cash in the amount $74,650.  Settlement of the obligations due to the Former Owners resulted in debt forgiveness for the Company in the amount of $233,000 which has been recorded as other income during the year ended June 30, 2011.

In October 2011, the Company sold the direct to retail business including rights and trademarks related to ECOGEEKS.com and entered into a three year distributor agreement.

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2011 compared to the three months ending September 30, 2010.

For the three months ended September 30, 2011, net sales were $352,830, an increase of 12% over net sales of $314,779 for the three months ended September 30, 2011. This increase in sales was due to continued increase in private labels orders.

For the three months ended September 30, 2011, cost of sales was $230,976 compared to $133,362 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 58% for the three months ended September 30, 2010 to 35% for the current fiscal quarter. This decrease is due to the fact that the major share of the Company’s sales during the period were to private label customers which are sold at a much lower margin. Additionally, raw material costs were higher for a number of specialty components.

For the three months ended September 30, 2011 and 2010, selling and general administrative expenses were $204,486 and $170,004, respectively. The increase in operating expenses is explained by an investment in IT infrastructure. To invest in future growth the Company hired a VP for Sales and Marketing and increased advertising spending. The continued growth in private label sales for the period required the hiring of additional temporary staff to meet customer demand.

Interest expense for the three months ended September 30, 2011 was $6,208 compared to $23,163 for the three months ended September 30, 2010.  The decrease is due to a significant  reduction of debt during fiscal 2011, including conversions of promissory and shareholder notes to equity and debt settlement with the former owners of Natural Choices.  Additionally, during the three months ended September 30, 2011, the Company amortized $1,514 of discounts of notes payable compared to $5,220 during the three months ended September 30, 2010.

The Company recorded a net loss of $88,840 or $0.0015 loss per share for the three months ended September 30, 2011 as compared to a net loss of $11,750 or $0.0003 loss per share for the three months ended September 30, 2010.

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

At September 30, 2011, the Company had current assets of $443,358 and total assets of $478,389, compared to June 30, 2011 when current assets were $528,000 and total assets were $568,118. Cash and cash equivalents at September 30, 2011 was $992 compared to $9,753 at June 30, 2011.  Aggressive collections resulted in decrease in accounts receivable to $256,882 at September 30, 2011 from $334,541 at June 30, 2011.

Current liabilities at September 30, 2011 were $410,652 as compared to $413,055 at June 30, 2011. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At September 30, 2011, the Company had outstanding line of credit balances totaling approximately $54,000.  At September 30, 2011, the current portion on convertible promissory notes was $22,000.

Non-current liabilities include approximately $20,000 of convertible debt, and a $182,000 note payable due a former executive officer of the Company.

Net cash used in operating activities during the three months ended September 30, 2011 was $1,366 compared to $4,601 used in operating activities during the three months ended September 30, 2010.

During the three months ended September 30, 2011, net cash used in financing activities was $7,395, the result of payments against capital lease and line of credit obligations. For the three months ended September 30, 2010, net cash provided by financing activities was  $12,353 which included proceeds of $47,498 from debt issued and $35,145 of debt repayments.

The Company had working capital of approximately $33,000 and $115,000 at September 30, 2011 and June 30, 2011, respectively.

On September 30, 2011 the Company had an accumulated deficit of $5,451,946 and total stockholders’ deficit of $133,821.
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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the 3rd quarter of fiscal 2010, 2011 and the 4th quarters of fiscal 2006, 2007 and 2011, the Company since commencing operations, has been profitable once in fiscal 2011. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY:
The Company is run by a small number of key personnel. Should the Company experience a loss of these key people due to their inability or unwillingness to continue in their present positions, the Company's business and financial results could be adversely affected. The Company’s president resigned during the period but will not affect operations adversely.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2011, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2011.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

PACIFIC SANDS, INC.

Dated: November 21, 2011	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer