Form 10-Q
period 2011-12-31
PACIFIC SANDS INC
filed 2012-02-21
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-29483

Pacific Sands, Inc.

(Exact Name of Registrant as specified in its charter)

Nevada	88-0322882
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4611 Green Bay Road Kenosha, WI	53144
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (262) 925-0123

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 21, 2012 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	61,905,128

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND JUNE 30, 2011

ASSETS

	December 31, 2011	June 30, 2011
Current assets:	(Unaudited)
Cash and cash equivalents	$11,482	$9,753
Trade receivables, net of allowances for doubtful accounts of $18,000 and $8,678	260,888	334,511
Inventories	182,198	170,755
Other current assets	6,698	12,981
Total Current Assets	461,266	528,000

Property and equipment, net	36,877	40,118

Total Assets	$498,143	$568,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$222,764	$201,203
Accrued expenses	127,161	117,710
Current portion of notes payable and capital leases	92,261	94,142
Total Current Liabilities	442,186	413,055

Notes payable and capital leases - net of discount of $0 and $1,514, less current portion	170,526	200,044

Total Liabilities	612,712	613,099

Stockholders' deficit
Common stock (100,000,000 shares authorized, 67,101,813 and 67,856,813 shares issued, and 60,492,626 and 61,247,626 shares outstanding)	67,102	67,857
Additional paid in capital	5,293,778	5,382,298
Treasury stock, at cost	(132,030)	(132,030)
Accumulated deficit	(5,343,419)	(5,363,106)
Total Stockholders' Deficit	(114,569)	(44,981)

Total Liabilities and Stockholders' Deficit	$498,143	$568,118

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)
	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011		2010
Net sales	$416,217	$294,623		$769,047	$609,402
Cost of sales	240,072	168,491		471,048	301,852

Gross profit	176,145	126,132		297,999	307,550

Selling and administrative expenses	149,311	165,990		353,797	335,995

Income (Loss) from operations	26,834	(39,858)		(55,798)	(28,445)

Other income (expense)
Gain on sale of direct retail business	88,795	-		88,795	-
Interest expense	(7,101)	(44,589)		(13,309)	(67,752)

Income (Loss) before income taxes	108,528	(84,447)		19,688	(96,197)

Income taxes	-	-		-	-

Net income (loss)	$108,528	$(84,447)		$19,688	$(96,197)

Earnings (loss) per share:
Basic	$0.002	$(0.002)	$	*	$(0.002)
Diluted	$0.002	$(0.002)	$	*	$(0.002)

Weighted average share outstanding:
Basic	60,433,115	45,881,903		60,840,371	45,254,801
Diluted	60,853,115	45,881,903		61,260,371	45,254,801

*Less than $.001

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income (loss)	$19,688	$(96,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	10,564	9,017
Amortization of debt discount	1,514	3,028
Gain on sale of direct retail business	(88,795)	-
Common shares received for retail business	(6,081)	14,300
Common shares issued for services	5,600	14,300
Common shares issued for interest	-	29,182
Changes in assets and liabilities -
Trade accounts receivable	73,623	2,509
Inventories	(11,443)	(19,895)
Other assets	6,283	(11,749)
Accounts payable and other current liabilities	31,012	(23,854)

Net Cash Provided by (Used in) Operating Activities	41,965	(93,659)

Cash flows from investing activities
Purchases of equipment	(7,323)	-
Net Cash Used in Investing Activities	(7,323)	-

Cash flows from financing activities
Proceeds from common stock issued	-	127,792
Proceeds from notes payable	-	20,236
Repayment of notes payable and long term obligations	(32,913)	(47,720)

Net Cash Provided by (Used in) Financing Activities	(32,913)	100,308

Net increase in cash and cash equivalents	1,729	6,649

Cash and cash equivalents:
Beginning of period	9,753	203

End of period	$11,482	$6,852

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,948	$16,266
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$-	$188,397
Conversion of accrued interest to equity	$-	$16,710
Conversion of accrued compensation and professional fees to equity	$-	$94,632

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

The Company previously marketed and sold its product lines directly to individual customers over the Internet. On October 1, 2011 the Company sold the Ecogeeks.com trademark and exclusive rights to sell Pacific Sands, Inc products online and direct to retail customers to a former Company executive.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $10,564 and $9,017 during the six months ended December 31, 2011 and 2010, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at December 31, 2011 and June 30, 2011 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

The Company’s income tax returns for the years ending June 30, 2008, 2009, and 2010 are subject to examination by the IRS and related states, generally for three years after they were filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $18,000 are adequate as of December 31, 2011.

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

Recent Accounting Pronouncements –

Other Comprehensive Income

In June 2011 the FASB issued ASU 2011-5, “Comprehensive Income (topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in single continuous statement of income or separately in consecutive statements of income and comprehensive income.  The Company’s adoption of ASU 2011-05 is not expected to have a material impact on their financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2011, the Company has incurred cumulative losses of $5,343,419.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011
Raw materials	$164,263	$143,827
Finished goods	17,935	26,928
Total	$182,198	$170,755

5.               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011
Furniture and office equipment	$50,290	$42,967
Manufacturing equipment	69,358	69,358
Leasehold improvements	6,169	6,169
Computer software	16,577	16,577
	142,394	135,071
Less accumulated depreciation and amortization	(105,517)	(94,953)
Property and equipment, net	$36,877	$40,118

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011
Accrued compensation	$74,227	$73,310
Accrued payroll withholding taxes and penalties	33,749	33,848
Accrued professional fees	13,050	3,800
Accrued interest	6,135	6,752
Total	$127,161	$117,710

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011
Dell Financial Services – line of credit	$302	$3,675
J.P. Morgan Chase – business line of credit	46,854	54,996
Notes payable - stockholders and directors	-	5,000
Convertible notes payable – net of discount	42,000	40,486
Notes payable – executive officers	170,526	181,558
Capital leases	3,105	8,471
	262,787	294,186
Less current maturities	92,261	94,142
	$170,526	$200,044

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2012	$92,261
2013	170,526

8.               STOCKHOLDERS’ DEFICIT

On December 30, 2011, the Company issued 70,000 shares of common stock to a related party for consulting services. The Company recorded compensation expense of $5,600 for the shares issued.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended December 31,		Six months ended December 31,

	2011	2010	2011	2010

Net earnings (loss) - basic	$108,528	$(84,447)	$19,688	$(96,197)
Interest expense on conversion of promissory notes	1,230	-	2,460	-
Net earnings (loss) diluted	109,758	(84,447)	22,148	(96,197)
Weighted average shares - basic	60,433,115	45,881,903	60,840,371	45,254,801
Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	420,000	-	420,000	-
Weighted average shares - diluted	60,853,115	45,881,903	61,260,371	45,254,801

Earnings (loss) per share
Basic	$.002	$(.002)	*	$(.002)
Diluted	$.002	$(.002)	*	$(.002)

*Less than $.001

Outstanding stock options were not included in the computation of diluted loss per common share for the three and  six month periods ended December 31, 2010 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	December 31, 2011	December 31, 2010
Stock options	-	3,000,000
Convertible Promissory Notes	-	1,210,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
Net operating loss carryforwards	$1,306,000	$1,221,000
Deferred compensation	72,000	76,000
Accounts receivable allowance	8,000	4,000
Valuation allowance	(1,386,000)	(1,301,000)
Net deferred tax asset	$--	$--

At December 31, 2011, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,110,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

11.                OTHER INCOME

In October 2011 the Company sold the direct to retail business of Pacific Sands, Inc., including unlimited rights and trademarks related to ECOGEEKS.com and entered into a three year distributor agreement with the Randum Creative Group, LLC. The transaction valued at $94,876 was purchased with 825,000 shares of Pacific Sands, Inc. common stock owned by a former executive officer of the Company. The former executive officer is the sole member of the Randum Creative Group, LLC.

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

The Company previously marketed and sold its product lines directly to individual customers over the Internet. On October 1, 2011 the Company sold the Ecogeeks.com trademark and exclusive rights to sell Pacific Sands, Inc products online and direct to retail customers to a former Company executive.

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

Management intends to continue the aggressive marketing and sale of its products by widening the base of retail outlets through distribution centers and direct OEM arrangements in order to achieve its goals.

The sale of the internet and direct retail marketing business has allowed the Company to reduce selling and administrative expenses through the reduction of customer support headcount. In addition the new owner of the business has access to the specialized marketing skills necessary to develop the business further by expanding the customer base.

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2011 compared to the three months ending December 31, 2010.

For the three months ended December 31, 2011, net sales were $416,217, an increase of 41% over net sales of $294,623 for the three months ended December 31, 2010. This change was due to an increase in private label product sales.

For the three months ended December 31, 2011, cost of sales was $240,072 compared to $168,491 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 43% for the three months ended December 31, 2010 to 42% for the current fiscal quarter. This change is due to the fact that a larger portion of the Company’s sales during the period were to private label customers which are sold at a lower margin.

For the three months ended December 31, 2011 and 2010, selling and general administrative expenses were $149,311 and $165,990, respectively. This 10% reduction in operating expenses is primarily the result of headcount reductions related to the sale of the Company’s direct retail business on October 1, 2011.

On October 1, 2011, the Company recorded a gain, net of expenses, of $88,795 from the sale of its direct retail and internet business to a related party.

Interest expense for the three months ended December 31, 2011 was $7,101 an 84% reduction from the $44,589 recorded for the three months ended December 31, 2010.  This was caused by a reduction of total liabilities for the Company from $1,316,394 on December 31, 2010 to $612,712 on December 31, 2011.

The Company recorded a net profit of $108,528 or $0.002 per share for the three months ended December 31, 2011 as compared to a net loss of $84,447 or $0.002 loss per share for the three months ended December 31, 2010.

Results for the six months ending December 31, 2011 compared to the six months ending December 31, 2010.

For the six months ended December 31, 2011, net sales were $769,047, an increase of 26% over net sales of $609,402 for the six months ended December 31, 2010. This was due to an increase in private label product sales.

For the six months ended December 31, 2011, cost of sales was $471,048 compared to $301,852 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 50% for the six months ended December 31, 2010 compared to 39% for the current fiscal year to date. This decrease is due to the fact that a significant portion of the Company’s sales during the period were to private label customers which are sold at a much lower margin.

For the six months ended December 31, 2011 and 2010, selling and general administrative expenses were $353,797 and $335,995, respectively or a 5% increase. Part of this increase was related to an increase in the accounts receivable loss provision in the first fiscal quarter.

On October 1, 2011, the Company recorded a gain, net of expenses, of $88,795 from the sale of its retail and internet business segment to a related party.

Interest expense for the six months ended December 31, 2011 was $13,309 compared to $67,752 for the six months ended December 31, 2010.  This 80% reduction is due to the elimination of $703,682 of total liabilities from December 31, 2010 to December 31, 2011.

The Company recorded a net profit of $19,688 for the six months ended December 31, 2011 compared to a net loss of $96,197 or $0.002 for the six months ended December 31, 2010.

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

At December 31, 2011, the Company had current assets of $461,266 and total assets of $498,143, compared to June 30, 2011 when current assets were $528,000 and total assets were $568,118.

Current liabilities at December 31, 2011 were $442,186 as compared to $413,055 at June 30, 2011. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At December 31, 2011, the Company had an outstanding line of credit balance totaling approximately $47,000.

Non-current liabilities include a note payable to a former executive of the Company.

Net cash provided by operating activities during the six months ended December 31, 2011 was $41,965 compared to $93,659 used in operating activities during the six months ended December 31, 2010.

Net cash used in financing activities was $32,913 for the six months ended December 31, 2011, a reversal from the $100,308 provided by financing. During the six months ended December 31, 2011, the Company repaid $32,913 of long term debt. During the six months ending December 31, 2010 the Company received proceeds from sale of common stock in the amount of $127,792.

On December 31, 2011 the Company had an accumulated deficit of $5,343,419 and total stockholders’ deficit of $114,569.

At June 30, 2011, the Company had working capital of $114,945. During the first half of the fiscal year that balance was reduced to $19,080.

Total liabilities of $613,099 at June 30, 2011 had been reduced to $612,712 by December 31, 2011 through equity issuance.

Total stockholders’ deficit of $44,981 at June 30, 2011 has increased to $114,569 at December 31, 2011.

The company has taken additional steps, subsequent to December 31, 2011, and has further plans, to eliminate the stockholder deficit by the end of the June 30, 2012 fiscal year. These steps include the sale of a limited amount of shares of the Company’s common stock, conversion of the outstanding convertible notes and continued sales growth needed to generate ongoing profitable operations.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the Company achieves consistent profitability. To date, management has been successful in raising cash on an as-needed basis for the continued operations of the Company. There is no guarantee that management will be able to continue to raise needed cash in this fashion.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – OTHER INFORMATION

None

Item 5 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Defintion
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: February 21, 2012	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer