Form 10-Q
period 2012-03-31
PACIFIC SANDS INC
filed 2012-05-21
CIK 1069799

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  x ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer and smaller reporting company “in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of  May 21, 2012 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,037,252

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2012 and 2011 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	OTHER INFORMATION	20

Item 5.	EXHIBITS	20

SIGNATURES		20

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2012 AND JUNE 30, 2011

ASSETS

	March 31, 2012	June 30, 2011
Current assets:	(Unaudited)
Cash and cash equivalents	$10,521	$9,753
Trade receivables, net of allowances for doubtful accounts of $15,000 and $8,678	352,158	334,511
Inventories	158,262	170,755
Other current assets	59,431	12,981
Total Current Assets	580,372	528,000

Property and equipment, net	133,001	40,118

Other asset	4,583	-

Total Assets	$717,956	$568,118

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$218,983	$201,203
Accrued expenses	130,665	117,710
Current portion of notes payable and capital leases	120,290	94,142
Total Current Liabilities	469,938	413,055

Notes payable and capital leases - net of discount of $0 and $1,514, less current portion	220,409	200,044
Deferred rent expense	28,000	-
Total Liabilities	718,347	613,099

Stockholders' equity (deficit)
Common stock (100,000,000 shares authorized, 62,599,750 and 67,856,813 shares issued, and 62,599,750 and 61,247,626 shares outstanding)	62,600	67,857
Additional paid in capital	5,360,662	5,382,298
Treasury stock, at cost	-	(132,030)
Accumulated deficit	(5,423,653)	(5,363,106)
Total Stockholders' Equity (Deficit)	(391)	(44,981)

Total Liabilities and Stockholders' Equity (Deficit)	$717,956	$568,118

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net sales	$428,696	$430,529	$1,197,743	$1,039,932
Cost of sales	272,695	266,224	743,743	568,076

Gross profit	156,001	164,305	454.000	471,856

Selling and administrative expenses	227,300	187,943	581,097	523,939

Loss from operations	(71,299)	(23,638)	(127,097)	(52,083)

Other income (expense)
Gain on debt settlement	-	233,000	-	233,000
Gain on sale of direct retail business	-	-	88,795	-
Interest expense	(3,501)	(24,366)	(16,810)	(92,118)
Other income (expense)	(5,435)	13,494	(5,435)	13,494
Total other income (expense)	(8,936)	222,128	66,550	154,376
Income (Loss) before income taxes	(80,235)	198,490	(60,547)	102,293

Income taxes	-	-	-	-

Net income (loss)	$(80,235)	$198,490	$(60,547)	$102,293

Earnings (loss) per share:
Basic	$(0.001)	$0.004	$(0.001)	$0.002
Diluted	$(0.001)	$0.004	$(0.001)	$0.002

Weighted average share outstanding:
Basic	61,247,288	54,954,737	60,975,023	48,440,911
Diluted	61,247,288	56,207,737	60,975,023	50,024,176

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(60,547)	$102,293
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	19,777	13,579
Amortization of debt discount	1,514	4,543
Gain on sale of direct retail business	(88,795)	-
Common shares received for retail business	(6,081)	-
Common shares issued for services and compensation	34,600	32,900
Common shares issued for interest	-	45,107
Gain on settlement of debt	-	(233,000)
Changes in assets and liabilities -
Trade accounts receivable	(17,647)	(149,238)
Inventories	12,493	(55,521)
Other assets	(51,033)	(9,032)
Accounts payable and other current liabilities	53,378	2,825

Net Cash Used in Operating Activities	(68,906)	(245,544)

Cash flows from investing activities
Purchases of equipment	(98,095)	(8,268)
Net Cash Used in Investing Activities	(98,095)	(8,268)

Cash flows from financing activities
Proceeds from common stock issued	110,770	397,832
Proceeds from notes payable	112,727	20,568
Repurchase of common stock	-	(5,832)
Repayment of notes payable and long term obligations	(55,728)	(57,009)

Net Cash Provided by Financing Activities	167,769	355,559

Net increase in cash and cash equivalents	768	101,747

Cash and cash equivalents:
Beginning of period	9,753	203

End of period	$10,521	$101,950

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,319	$26,419
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$12,000	$546,747
Conversion of accrued interest to equity	$-	$16,710
Conversion of accrued compensation and professional fees to equity	$22,643	$94,632
Stock issued for purchase of machinery and equipment	$20,000	$-

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $19,777 and $13,579 during the nine months ended March 31, 2012 and 2011, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at March 31, 2012 and June 30, 2011 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

The Company’s income tax returns for the years ending June 30, 2009, 2010 and 2011 are subject to examination by the IRS and related states, generally for three years after filed.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $15,000 are adequate as of March 31, 2012.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the nine months ended  March 31, 2012 and 2011, advertising and promotion costs totaled $32,584 and $319, respectively.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Earnings (Loss) Per Share - Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Dilutive shares related to outstanding convertible promissory notes are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share, as the effect would be antidilutive.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2012, the Company has incurred cumulative losses of $5,423,653.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2012	June 30, 2011
Raw materials	$139,888	$143,827
Finished goods	18,374	26,928
Total	$158,262	$170,755

5.               PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2012	June 30, 2011
Furniture and office equipment	$70,180	$42,967
Manufacturing equipment	86,991	69,358
Leasehold improvements	73,249	6,169
Computer software	16,577	16,577
	246,997	135,071
Less accumulated depreciation and amortization	(113,996)	(94,953)
Property and equipment, net	$133,001	$40,118

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2012	June 30, 2011
Accrued compensation	$51,584	$73,310
Accrued payroll withholding taxes and penalties	63,123	33,848
Accrued professional fees	11,220	3,800
Accrued interest	4,738	6,752
Total	$130,665	$117,710

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2011	June 30, 2011
Dell Financial Services – line of credit	$-	$3,675
J.P. Morgan Chase – business line of credit	39,991	54,996
Notes payable - stockholder	50,000	5,000
Convertible notes payable – net of discount	30,000	40,486
Notes payable – former executive officer	157,909	181,558
Promissory Note – Kenosha Area Business Alliance	62,500	-
Capital leases	299	8,471
	340,699	294,186
Less current maturities	120,290	94,142
	$220,409	$200,044

On January 25, 2012, the Company issued an unsecured promissory note to a shareholder for the amount of $50,000.  The note is due on January 25, 2013 and accrues interest at the rate of 8% per annum, interest payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder.
KABA Loan and Security Agreement

In March 2012, the Company and Kenosha Area Business Alliance, Inc., a Wisconsin not-for-profit corporation (“KABA”), executed a Loan and Security Agreement (“the Loan Agreement”), whereby the Company may borrow up to $125,000 from KABA’s City Loan Fund (the “City Loan”)  for business relocation expenses to the city of Kenosha, construction of leasehold improvements, and machinery and equipment.

The City Loan is evidenced by a promissory note (the “City Note”). The CITY Note shall be in the principal sum not to exceed One Hundred Twenty-Five Thousand and No/100 Dollars ($125,000.00).  One-half (1/2) of the City Loan funds shall be disbursed by Lender to Borrower upon execution of this Loan and Security Agreement.  The remaining CITY Loan funds will be disbursed by Lender to Borrower upon Lender’s receipt of satisfactory evidence (in Lender’s sole and absolute discretion) that expenses have been incurred by Debtor consistent with the Sources and Uses information that have been submitted to Lender during Borrower’s loan approval process and upon Lender’s receipt of documentation certifying that all construction work has been completed in a satisfactory manner, including, but not limited to, corresponding lien waivers and upon receipt of evidence that all equipment purchased with CITY Loan funds has been received, placed into operation and certified by Borrower’s management to be in proper working order.  From the time of first disbursement of CITY loan funds until the date of final disbursement of CITY Loan funds, the Borrower shall make monthly interest only payments on the amounts disbursed at a rate of six percent (6.00%) per annum.  The first monthly interest only payment shall be initiated on the first day of the month immediately following the first disbursement of the CITY Loan funds.  Upon the  final disbursement of the CITY Loan funds the CITY Note shall convert to a term note for a term of seven (7) years payable on a monthly basis for the entire seven (7) year term.  The CITY Note shall be amortized over a period of seven (7) years.  The first regular monthly payment of principal and interest shall be initiated on the first day of the month immediately following the final disbursement of the CITY Loan funds.  The interest rate shall be fixed at six percent (6.00%) per annum for the seven (7) year term.  Interest shall be computed daily based upon a 360-day year on the outstanding loan balances as they exist at the end of each day.

Pursuant to the Loan Agreement, the Company has pledged and granted KABA a security interest in all the assets of the Company.  Additionally, during the term of the City Loan, the Company is subject to several covenants pursuant to the Loan Agreement.

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending March 31,

2013	$120,290
2014	171,171
2015	8,226
2016	8,733
2017	9,272
2018 and thereafter	23,007

8.               STOCKHOLDERS’ DEFICIT

Transactions for the nine months ended March 31,2012 are as follows:

On December 30, 2011, the Company issued 70,000 shares of common stock to a related party for consulting services. The Company recorded compensation expense $5,600 for the shares issued.

On January 1, 2012, the Company issued 225,000 shares of common stock to an unrelated investor for a cash investment of $18,000.

On February 1, 2012, the Company issued 312,500 shares of common stock to a consultant for services performed in the amount of $25,000.

On March 1, 2012, the Company issued 250,000 shares to a vendor to purchase$20,000 of machinery and equipment.

On March 1, 2012, the Company issued 625,000 shares of common stock to an unrelated investor for a cash investment of $50,000.

On March 1, 2012, the Company issued 40,000 shares of common stock to a related party for consulting services performed.

On March 29, 2012, two holders of convertible promissory notes converted $12,000 into 120,000 shares of common stock.

On March29, 2012, the Company issued 375,000 shares of common stock to an unrelated investor for a cash investment of $30,000.

On March 29, 2012, the Company issued 159,624 shares of common stock to an unrelated investor for a cash investment of $12,770.

On March 29, 2012, the Company retired all treasury stock.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended March 31,		Nine months ended March 31,

	2012	2011	2012	2011

Net earnings (loss) - basic	$(80,235)	$198,490	$(60,547)	$102,293
Interest expense on conversion of promissory notes	-	1,030	-	9,340
Net earnings (loss) diluted	(80,235)	199,520	(60,547)	111,733
Weighted average shares - basic	61,247,288	54,954,737	60,975,023	48,440,911
Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	-	1,267,111	-	1,588,265
Weighted average shares - diluted	61,247,288	56,221,848	60,975,023	50,029,176

Earnings (loss) per share
Basic	$(0.001)	$0.004	$(0.001)	$0.002
Diluted	$(0.001)	$0.004	$(0.001)	$0.002

Convertible promissory notes (and related expenses) were not included in the computation of diluted loss per common share for the three and nine month periods ended March 31, 2012 since their inclusion would have resulted in an antidilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

March 31, 2012
Convertible Promissory Notes	300,000

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
Net operating loss carryforwards	$1,340,000	$1,221,000
Deferred compensation	66,000	76,000
Deferred rent expense	12,000	-
Accounts receivable allowance	6,000	4,000
Valuation allowance	(1,424,000)	(1,301,000)
Net deferred tax asset	$--	$--

At March 31, 2012, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,150,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

In January of 2012 the Company moved its operations to a new more modern facility in Kenosha, Wisconsin. The Company believes this move provides a much better opportunity to market to potential customers and expand its production capabilities.

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

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2012 compared to the three months ending March 31, 2011.

For the three months ended March 31, 2012, net sales were $428,696, nearly unchanged from net sales of $430,529 for the three months ended March 31, 2011. Approximately $80,000 of open orders could not be shipped during the most recent quarter due to disruption from the move to the new facility in Kenosha during the quarter.

For the three months ended March 31, 2012, cost of sales was $272,695 compared to $266,224 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 38% for the three months ended March 31, 2011 to 36% for the current fiscal quarter. This decrease is due partly to higher sales of lower margin private label products.

For the three months ended March 31, 2012 and 2011, selling and general administrative expenses were $227,300 and $187,943, respectively. The increase in operating expenses is explained by approximately $38,000 in one-time costs and fees related to moving to the new Kenosha facility. Additional expenses were incurred for marketing support for the new independent pool and spa dealer network prior to the spring and summer selling season.

Interest expense for the three months ended March 31, 2012 was $3,501 compared to $24,366 for the three months ended March 31, 2011.  This significant reduction reflects the substantial reduction in company debt that occurred last fiscal year  Other expense for the three months ended March 31, 2012 also includes loss on disposal of property and equipment related to the write-off of leasehold improvements at the vacated Racine facility.

The Company recorded a net loss of $80,235 or $0.001 loss per share for the three months ended March 31, 2012 as compared to a net profit of $198,490 or $0.004 gain per share for the three months ended March 31, 2011. The March 31, 2011 quarter had a one-time gain of $233,000 from the early retirement of debt.

Results for the nine months ending March 31, 2012 compared to the nine months ending March 31, 2011.

For the nine months ended March 31, 2012, net sales were $1,197,743, an increase of 15.2% over net sales of $1,039,932 for the nine months ended March 31, 201. This increase was due to an increase in private label product sales.

For the nine months ended March 31, 2012, cost of sales was $743,743 compared to $568,076 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 45% for the nine months ended March 31, 2011 to 38% for the current fiscal year to date. This decrease is due to the fact that an increasing portion of the Company’s sales during the period were to private label customers which are sold at a much lower margin

For the nine months ended March 31, 2012 and 2011, selling and general administrative expenses were $581,097 and $523,939, respectively. The increase is due to approximately $38,000 related to the move to the new facility in January 2012 and a 33,000 increase in advertising and promotional expenses over the same period in 2011.

Interest expense for the nine months ended March 31, 2012 was $16,810 compared to $92,118 for the nine months ended March 31, 2011. Again, the significant decrease in interest costs is due to the substantial reduction in Company debt that occurred last fiscal year. Other expense for the nine months ended March 31, 2012 also includes loss on disposal of property and equipment related to the write-off of leasehold improvements at the vacated Racine facility.

The company recorded a net loss of $60,547, or  $0.001 loss per share for the nine months ended March 31, 2012. This compares to a net gain of $102,293 or $0.002 per share for the nine months ended March 31, 2011. The profit for the nine months ending March 31, 2011 includes a one-time gain of $233,000 from the retirement of debt.

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

At March 31, 2012, the Company had net working capital of $110,434 composed of current assets of $580,372 and current liabilities of $469,938. That is largely unchanged from $114,945 at June 30, 2011 when current assets were $528,000 and current liabilities were $413,055.

During the quarter ending March 31, 2012, the company purchased $118,095 of equipment to expand production capacity at the new Kenosha facility.

Net cash used in operating activities during the nine months ended March 31, 2012 was $68,906, substantially lower than the $245,544 cash used in operating activities during the nine months ended March 31, 2011.

To finance the equipment purchases and the cash used in operating activities for the nine months ending March 31, 2012, the Company issued $110,770 of common stock and increased notes payable, net of principal payments, by $56,999.

At June 30, 2011 the Company had a stockholders’ deficit of $44,981. At March 31, 2012 the Company had stockholders’ deficit of $391. Total stockholders’ equity deficit of $1,347,922 at June 30, 2010 has been significantly reduced..

The Company has a commitment to purchase a high-speed liquid filling line. The cash needed for this purchase will be financed by the KABA loan. The Company has no “off balance sheet” source of liquidity arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – OTHER INFORMATION

None

Item 5 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: May 21, 2012	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer