Form 10-K
period 2012-06-30
PACIFIC SANDS INC
filed 2012-10-15
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

Commission file number 000-29483

Pacific Sands, Inc.
(Exact Name of Registrant in its Charter)

Nevada	88-0322882
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4611 Green Bay Road Kenosha, WI 53144
(Address of principal executive offices   (Zip Code)

(262) 925-0123
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

Yes    No    ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

Registrant's revenues for its most recent fiscal year: $1,883.013.

Market value of Common stock held by non-affiliates at December 31, 2011:  $3,526,843.

Shares of Common Stock outstanding at October 15, 2012: 63,683,253 shares.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website at  www.pacificsands.biz  free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1. Description of Business

The Company:
Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. . The Company also does business as "Natural Water Technologies," “ecoone.biz” and Natural Choices.

Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly and highly effective liquid and powder cleaning and water-management products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care.

In February of 2008, the Company acquired Natural Choices Home Safe Products, LLC, a developer and manufacture of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth, health pet and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company believes that it now has the largest selection of oxygen bleach based formulations available anywhere both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands as well as for contract manufacturing and re-label.

The Company sells its products through wholesale and distribution.  The company will continue its strategy started in FY 2012 to open channels to include supermarkets, drug, mass and other retail operators. This strategy will use independent sales brokers (representatives) to market the products at major retailers, distributors and wholesalers. In FY 2012 the Company establish a strong agency presence in the United States and Canada provide comprehensive commission based sales coverage.

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

Operating Principles:

●	Lead the industry in the manufacturing of exceptional quality, natural based products.
●
 Transparency: we believe the best way to interact with our customers and build loyalty is to create transparency about what’s inside our products. We feel consumers have a right to know that our products are safe for people, pets and the environment.

●	Pre-cycle, using components derived from recycled materials when possible.
●	Manufacture products sourced from natural plant and mineral sources.
●	Reduce solid waste from our manufacturing and product packaging.
●	Source materials from U.S. based organizations.
●	Reduce, reuse and recycle.

Core Values:

●	Be respectful of the environment and natural resources.
●	Appreciate and value every customer.
●	Take personal ownership.
●	Work together and have fun winning.
●	Achieve financial prosperity by having strong governance, corporate responsibility and unwavering ethical grounding in our operations.

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

Our private label business encourages existing brands to capitalize on their brand identity and distribution to enhance their revenue stream by adding supplemental cleaning products to their portfolio with minimal investment of their resources. For example, a company that makes decking material can profit by adding our Pro-X Deck and Patio Cleaner as a privately branded deck-cleaning product to their lineup. The opportunities for brand extension are nearly limitless.

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

The Natural Choices™ product line offers the most complete line of quality oxygen bleach-based cleaners available anywhere. The Natural Choices™ line also features an extensive line of soy-based products and products specifically developed for people with allergies and chemical sensitivities. The Natural Choices™ “Refillables” line consists of four ready to use or concentrate cleaning products including Multi Purpose, Bathroom Cleaner, Degreaser and Glass. Natural Choices™ Refillables™ concentrates reduce packaging and shipping weight by more than 90%.

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

ecoone® SPA monthly is the safe, nontoxic core of the ecoone® system that naturally solves most spa water treatment problems naturally. A little goes a long way. To sustain a spa that is so soft and safe anyone in your family can use it is as easy as one bottle of SPA monthly every 30 to 45 days. It’s that easy!

ONEShock completes the ecoone® Spa Treatment System by providing a safer to use, proven sanitizer / shock combo in convenient to use, single dose-dissolving packets. ONEShock delivers powerful water sanitation to spas without the risk and dangers of exposure to powdered or liquid sanitizers.

Pipe Cleanser is a fast-acting whirlpool and hot tub and spa plumbing cleanser that quickly clears internal plumbing and equipment of chemical and biofilm deposits. Filter Cleanser is an economical, fast-acting, pool and spa cartridge filter cleanser. These products are unique to the industry as they are the only ones of their kind known that do not cause foaming and leave no harmful chemical residue either in waste water or pool and spa water.

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

Product and Practice Information:
Many of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. Citing the versatility of the Company's core formula and referring to it as a hinge pin technology, Wal-Mart's Innovation Network in 1999 awarded our product the highest "Success Likelihood Score" ever granted at the time in that program's 22-year history.

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

Industries and Markets:
Household Cleaning:
U.S. sales for household cleaning products (which include surface cleaners, sponges, mops, wipes, etc.) are estimated to be $4.5 billion.. Total retail sales of natural based “green” cleaning products in 2011 accounted for $640 million, which is up from $303 million in 2007. The U.S. recession and the lack of recovery have motivated consumers to cut back on spending and consumption in most product segments. Sales softness indicates a shift in consumers’ behavior and attitude towards cleaning.  Consumers appear to be embracing an ad-hoc approach, where household cleaning occurs on an “as needed basis.”  Consumers are also shifting towards less expensive retail channels for their cleaning products (e.g. dollar stores).

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

According to Package Facts, an industry research group, “growth of green products will likely outperform  traditional non-green cleaners due to higher price points and loyal usage to core and converted consumers, and may accelerate if economic conditions  change. In addition, the number of consumers who purchase green cleaners has increased over the last three years.  Forty-one percent of respondents in a Packaged Facts survey conducted in August 2012 indicated they had purchased or used natural, organic or eco-friendly household cleaning / laundry products within the previous 12 months.” (PR Newswire, “Green Cleaning Products in the U.S., New York, September 10, 2012).

Furthermore, as consumers opt to shop at less expensive channels (eg: dollar stores)  this positions Pacific Sands as a provider of affordable natural based cleaning products for lower income households.  This demographic group has been largely ignored by natural products providers because of price points.  Thru manufacturing efficiencies that occurred in 2012, Pacific Sands is in a unique position to be the first manufacturer that can offer affordable  natural based cleaning solutions for this channel of trade and their consumers. The challenge will be to secure the needed resources  in order to be the first manufacturer to bring natural products to this untapped channel and consumer group.

Pool and Spa Products:

In the US, there are approximately 4.5 million in-ground pools, 3.5 million above-ground pools and 300,000 public swimming pools. The market for pool equipment and maintenance products has leveled off at $3.8 billion.

In the U.S., there are 5.7 million residential hot tubs in use and another 5 million in commercial venues (ex: hotels, health clubs, and so on). According to industry publications, an estimated $10 billion dollars are spent annually in the U.S. on pool and spa chemicals and maintenance. Of this, commercial pools account for the largest share of sales.  The market for residential hot tub/spa chemicals has been estimated at $462 million annually in North America. This is the core target audience for ecoone™ brand.

Marketing and Sales:
The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. Our products are also sold through numerous popular pool and spa websites including poolandspa.com, waterwarehouse.com and samsclub.com.

In 2011, Pacific Sands began laying the foundation towards selling its pool and spa products in traditional retail channels by hiring a Marketing and Sales consultant. A strong network of independent sales agents was established to sell products to national key accounts, dealers, wholesalers and distributors.  Furthermore,  the ecoone® brand was successfully overhauled from its previous marketing strategy into a more modern look that included a professional brand image, new marketing materials, advertising and trade promotions.  The brand’s key attributes of natural ingredients, commitment towards the environment and its “so simple, so perfect” mantra were the cornerstones of the new marketing strategy and were received well by many new distributors.

The Company’s Natural Choices branded products are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally oriented websites.  During FY 2012, groundwork began for the creation of a new brand architecture. It will call on a new roadmap to penetrate FDM (food, drug and mass) that allows the products to be marketed and merchandised in the organic and natural products sections in stores, away from the household cleaning aisle controlled by large mainstream manufacturers.  The new brand architecture include a new brand image, packaging, new marketing materials, website and other tools to support the re-launch of the brand.  A combination of in-house direct sales, distributor reps and independent sales brokers will be used to sell the products at national key accounts in FDM.  Finally, numerous national retailers have expressed a high level of interest in partnering up with Pacific Sands as a supplier for private label laundry and cleaning products. In FY 2012, we started the foundation work to become a private label supplier to these national retail chains using Natural Choices base formulas. The Natural Choice brand will be remarked during FY 2013

Contract Manufacturing, Custom Formulation and Private Label:
Pacific Sands has OEM and sales and distribution agreements with US spa manufacturers. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas, also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company. Our ecoone products are also sold under other brand names in the U.S. and Canada under license and private label.

Pacific Sands’ Natural Choices products offer one of the largest catalogue of nontoxic, earth, health pet and kid-friendly consumable products available for private label. The Company also offers custom formulation and product consultation. Our products are currently privately labeled by dozens of companies ranging from small fundraising entities to nationally recognized brands as product extensions. The Company is able to offer complete ‘cradle to customer’ product development including formulation, manufacturing, labeling, marketing and shipping.

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

Intellectual Property:
ecoone®, e-3 elemental earth® Natural Choices Refillables® is a registered trademark of Pacific Sands, Inc.

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

The Company has an in-house chemistry lab staffed by PhD chemists with a combined 60 years of experience where new products are developed and manufacturing QA and QC is overseen.

Manufacturing:
Pacific Sands formulates, manufactures and fills the majority of its liquid and powder products in the Company's manufacturing and warehousing facility in Kenosha, WI. The facility is sufficient to meet current and anticipated demand for products for the near future.

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

The Company also has a four head fully-automated overflow liquid filler that can be used for filling longer production runs.

The Company has a semi-automated powder product mixing and filling facility, which is used to manufacture all of its powdered laundry and cleaning products.

As of June 30, 2012, the Company had 10 full time (one who is an officer of the Company) and 2 part time employees. It also has relationships with numerous consultants and sales representatives who are not employees of the Company.

Item 1A. Risk Factors

In addition to the other information contained on this Form 10-K report, the following risk factors should be considered carefully.

An investment in the common stock of the Company involves a high degree of risk. In addition to the other information in this report, the below listed risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "plan," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, the year ending June 30, 2012 the Company made significant improvements in manufacturing infrastructure and it’s balance sheet. Sales increased by 20.9% additional investment in sales personnel, advertising and promotions resulted in Selling and Administrative expenses to increase by 24%.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
In prior years sales growth and efficient operation of the Company was curtailed by a lack of working capital. At June 30, 2011 the Company had net working capital of $141,945. During FY 2012 the company issued 2,543,124 shares of common stock, net of repurchases, for total net consideration of $218,325. This allowed the Company to increase net working capital to $260,626 at June 30, 2012. As the Company plans to grow aggressively its investment in sales and marketing will need to continue there can be no assurances that this level of working capital will be adequate to fund operations until a sustained profitable operating history can be established.

COMPETITION:
The Company experiences substantial competition from a number of suppliers of cleaning and water treatment products, including larger, premium-priced, mid-level and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are many suppliers which compete directly with the Company. The Company believes its products compete primarily on the basis of price, product performance and customer service and the Company does not intend to compete on the basis of premium-priced brand product features.  The cleaning and water treatment  products industry is characterized by substantial price competition which is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger, premium-priced or midpriced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has, in certain cases necessitated and may continue to necessitate price reductions by the Company and has and may continue to result in lost orders. There can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or  that the Company will be able to react with price or product changes of its own to maintain its current market position.

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

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY:
Management assumes there will be a continuing and increased desirability in the retail market for nontoxic, environment and health-friendly products for cleaning and water treatment use. Should management's assumptions as to this increased desirability be faulty, the Company may have difficulty achieving its planned growth.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY:
The Company is run by a small number of key personnel. Should the Company experience a loss of one of these key people due to their inability or unwillingness to continue in his or her present position, the Company's business and financial results could be adversely affected.

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
Item 2. Description of Property

The Company is renting 32,000 square feet of office and warehouse facilities in Kenosha, Wisconsin as part of a three-year lease.

Item 3. Legal Proceedings

None

Item 4. Mine  Safety Disclousures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2012 and fiscal 2011, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	0.16	0.10
Second Quarter	0.16	0.08
Third Quarter	0.12	0.08
Fourth Quarter	0.10	0.08

Fiscal Year Ended June 30, 2011
First Quarter	0.07	0.04
Second Quarter	0.05	0.04
Third Quarter	0.05	0.03
Fourth Quarter	0.10	0.03

As of June 30, 2012, there were approximately 585 Holders.

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

Transactions involving the Company’s securities during the fiscal year ended June 30, 2012 are summarized below.

On October 1, 2011, the Company sold its direct retail business in exchange for 825,000 shares of common stock from a related party with a value of $94,875

On December 30, 2011, the Company issued 70,000 shares of common stock to a related party for consulting services. The Company recorded compensation expense $5,600 for the shares issued.

On January 1, 2012, the Company issued 225,000 shares of common stock to an unrelated investor for a cash investment of $18,000.

On February 1, 2012, the Company issued 312,500 shares of common stock to a consultant for services performed in the amount of $25,000.

On March 1, 2012, the Company issued 250,000 shares to a vendor to purchase $20,000 of machinery and equipment.

On March 1, 2012, the Company issued 625,000 shares of common stock to an unrelated investor for a cash investment of $50,000.

On March 1, 2012, the Company issued 40,000 shares of common stock to a related party for consulting services performed of $4,000.

On March 29, 2012, two holders of convertible promissory notes converted $12,000 into 120,000 shares of common stock.

On March 29, 2012, the Company issued 375,000 shares of common stock to an unrelated investor for a cash investment of $30,000.

On March 29, 2012, the Company issued 159,624 shares of common stock to an unrelated investor for a cash investment of $12,770.

On March 29, 2012, the Company retired all treasury stock.

On April 4, 2012, the Company issued 437,500 shares of common stock to an unrelated investor for a cash investment of $39,375.

On May 29, 2012, the Company issued 250,000 shares of common stock to an unrelated investor for a cash investment of $22,500.

On June 26, 2012, the Company issued 71,000 shares of common stock to an unrelated investor for a cash investment of $7,100.

On June 26, 2012, a holder of a convertible promissory note converted $10,000 into 100,000 shares of common stock.

On June 27, 2012, the Company repurchased 117,037 shares of common stock from a shareholder for $7,900.

On June 28, 2012, the Company issued 40,000 shares of common stock to a related party for consulting services performed of $4,000.

On June 28, 2012, the Company issued 400,000 shares of common stock to an unrelated investor for a cash investment of $32,000.

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

Potential Growth Through In-House Marketing and Sales Support:

Pacific Sands has a highly skilled marketing and sales staff as well as internal production ability for new labels and printing. Natural Choices has placed more focus on new product development. Consequently, we now have the ability to apply Pacific Sands marketing and sales staff to a fresh, new line of products that, while achieving a relatively significant customer base, has never been aggressively marketed nationally.

Less Reliance on Narrow Market Channels:
To Date, Pacific Sands has achieved the over 40% of its revenues through the sale of its ecoone pool and spa water management systems. While management believes that the Company will continue to grow the pool, spa and water maintenance sections of the business at its current rate or better, the addition of new sales channels and markets will serve to insulate the Company from industry-specific slowdowns and enhance the overall stability of the Company's revenue stream.

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

Results of Operations for Fiscal Year 2012 compared to Fiscal Year 2011

Results of operations for the fiscal year ending June 30, 2012 compared to the fiscal year ending June 30, 2011.

Revenues and Gross Profit

For the fiscal year ending June 30, 2012, the Company’s net sales were $1,883,013 an increase of 20.9% compared to net sales of $1,557,692 for the fiscal year ended June 30, 2011. This continued growth was due to several rapidly growing private label distributors increasing orders and the increase in working capital.

Gross profit for the fiscal year ending June 30, 2012 was $746,070 a 6.9% increase over the gross profit of $698,230 for the prior year. Gross profit margins declined to 40% in FY 2012 from the 44.8% level achieved in the prior year due in part to larger private label purchasing price incentives for larger volume purchasing. While the level of profit margins will always be subject to changes in the product mix, the Company believes as its financial strength continues to grow it may be able to improve margins with the purchase of larger, and more economic, quantities of raw materials.

Operating Expenses

The Company achieved a nearly 21% increase in sales for the year ending June 30, 2012. The Company invested in sales personnel , marketing and advertising to continue to sustain this robust sales growth as a result selling and general administrative expenses increased to $875,277 for the year, or 24% more than the $706,071 level of last year.

The Company moved its office, warehouse, lab and production facilities to a new building on February 1, 2012 located in Kenosha, WI. The new location provides much larger and more efficient, air-conditioned space for powder production as well as greatly improving the office facilities for customer visits and sales presentations.

Other Income/Expense

Interest expense decreased $93,630 or 82.7% for the year ended June 30, 2012, compared to the prior year. Although total liabilities increased $92,002 from June 30, 2011, to June 30, 2012, interest-bearing debt was reduced and new debt with lower interest rates replaced higher cost loans. In addition, enhanced trade credit facilities allowed for a $69,184 increase in accounts payable with vendors.

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

In October 2011 the Company sold the direct to retail business of Pacific Sands, Inc., including unlimited rights and trademarks related to ECOGEEKS.com and entered into a three year distributor agreement with the Randum Creative Group, LLC. The transaction valued at $94,876 was purchased from the Company with 825,000 shares of Pacific Sands, Inc. common stock owned by a former executive officer of the Company and provided the Company with a net gain on the sale of $88,795. The former executive officer is the sole member of the Randum Creative Group, LLC.

During FY 2012 the Company issued 2,543,124 shares of common stock, net of repurchases, for net proceeds of $203,450. While the Company plans to reduce debt in the current fiscal year, interest costs have been reduced to less than $20,000 per year, based on current debt levels, from the $113,260 spent for the 2011 FY.

Net Profit (Loss)

The Company recorded a net loss of $12,769 for the year ended June 30, 2012 compared to a net income of $113,830 for the year ended June 30, 2011. Income or loss for both years was affected by one-time items recorded in other income/expense.

The Company chose to invest in sales and advertising to provide long term and sustained growth for the ecoone product line in FY 2012 as a result the loss from operations was $129,208 compared to a loss of $7,841 in FY 2011.

Because of net operating loss carry forward amounts available to the Company there are no income tax expenses for these years. Deferred tax assets for these net operating loss carryforwards have been fully reserved due to the uncertainty of their utilization.

Liquidity and Capital Resources

The Company took additional steps in FY 2012 to improve its liquidity and capital position. Sale of 2,543,124 shares of common stock, net of shares repurchased, allowed the company to fund capital improvements and increase net working capital from $114,945 at June 30, 2011, to $219,524 at June 30, 2012. In addition, certain high cost debt was replaced with lower cost financing.

Management believes that the Company is positioned for continued significant sales growth that will ultimately lead to sustained and significant profitability. This growth will require additional working capital.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its current revenue stream and to continue to increase working capital through loans and vendor credit until such time as the Company sustains fiscal profitability.

To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, loans, and private placement stock sales. The Company's failure to continue to obtain adequate financing  may jeopardize its plans for growth.

At June 30, 2012, the Company had current assets and total assets of $672,536 and  $828,625, respectively, compared to June 30, 2011, when the Company had current assets of $528,000 and total assets of $568,118. Cash and cash equivalents totaled $57,575 and $9,753 on June 30, 2012 and 2011, respectively.

Current liabilities at June 30, 2012 were $411,910 compared to $413,055 at June 30, 2011. At June 30, 2012, current liabilities include accounts payable and accrued expenses totaling approximately $301,524.

Other non-current liabilities include a note payable to a former executive officer totaling $104,743, note payable to the Kenosha Area Business Alliance totaling $50,946 and a note payable to a shareholder totaling $50,000.

Net cash used in operating activities during the year ended June 30, 2012 was reduced to $64,023 compared to $248,684 used in operating activities during the year ended June 30, 2011. This represents an 75% reduction.

For the year ended June 30, 2012, net cash used in investing activities was $127,583, representing the purchase of property and equipment. Net cash used in investing activities during the year ended June 30, 2011 was $14,197.

Net cash provided by financing activities was $239,428 and $272,431 for the years ended June 30, 2012 and 2011, respectively. During FY 2012 net proceeds from the sale of stock was $203,450 down from $373,832 the prior year.  Also during FY 2012 the company received $118,127 from the issuance of debt and repaid $74,249 of outstanding debt.

On June 30, 2012 the Company had an accumulated deficit of $5,375,876 and total stockholders’ equity of $123,524. At June 30, 2011 the company had a stockholders’ equity deficit of $44,981.

The Company had a commitment for a $50,000 capital expenditure to be completed in the first quarter of FY 2013. This additional funding was received in August, 2012. This funding commitment was obtained from the Kenosha Area Business Association.

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

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2012 and 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Oak Park, Illinois
October 15, 2012

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2012 AND 2011

ASSETS

	June 30, 2012	June 30, 2011
Current assets:
Cash and cash equivalents	$57,575	$9,753
Trade receivables, net of allowances for doubtful accounts of $11,425 and $8,678	385,558	334,511
Inventories	191,690	170,755
Other current assets	37,713	12,981
Total Current Assets	672,536	528,000

Property and equipment, net	151,859	40,118
Other assets	4,230	-

Total Assets	$828,625	$568,118

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)

Current liabilities:
Accounts payable	$270,387	$201,203
Accrued expenses	31,137	117,710
Current portion of notes payable and capital leases	99,987	94,142
Deferred rent expense	10,400	-

Total Current Liabilities	411,911	413,055

Notes payable and capital leases - net of discount of $0 and $1,514, less current portion	266,790	200,044
Deferred rent expense, less current portion	26,400	-

Total Liabilities	705,101	613,099

Stockholders' deficit
Common stock (100,000,000 shares authorized, 63,781,213 and 51,236,886
shares issued, and 63,781,231 and 44,627,699 shares outstanding)	63,781	67,857
Additional paid in capital	5,435,619	5,382,298
Treasury stock, at cost	-	(132,030)
Accumulated deficit	(5,375,876)	(5,363,106)
Total Stockholders' Equity (Deficit)	123,524	(44,981)

Total Liabilities and Stockholders' Equity (Deficit)	$828,625	$568,118

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Net sales	$1,883,013	$1,557,692
Cost of sales	1,136,943	859,462

Gross profit	746,070	698,230

Selling and administrative expenses	875,278	706,071

Loss from operations	(129,208)	(7,841)

Other income (expense)
Interest expense	(19,630)	(113,260)
Settlement of debt and other accrued liabilities	52,708	234,931
Loss on disposal of property and equipmet	(5,435)	-
Gain on sale of direct retail business	88,795	-
Total other income	116,438	121,671
Income (loss) before income taxes	(12,770)	113,830

Income taxes	-	-

Net income (loss)	$(12,770)	$113,830

Earnings (loss) per share:
Basic	$(0.0002)	$0.0022
Diluted	$(0.0002)	$0.0022

Basic and diluted weighted average shares outstanding:
Basic	61,599,828	51,466,686
Diluted	61,599,828	52,896,178

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2012 AND 2011

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of		Accumulated
	Shares	Amount	In Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2010	51,236,886	$51,237	$4,209,807	(6,609,187)	$(132,030)	$(5,476,936)	$(1,347,922)

Issuance of common stock:
For cash	5,174,654	5,175	368,657	-	-	-	373,832
For settlement of debt	7,199,908	7,200	520,057	-	-	-	527,257
Promissory note conversions	1,277,838	1,278	101,222	-	-	-	102,500

For professional services	346,666	347	24,093	-	-	-	24,440
For interest	868,249	868	56,724	-	-	-	57,592
For accrued liabilities	1,812,612	1,812	107,510	-	-	-	109,322
Repurchase of common stock - retired	(60,000)	(60)	(5,772)	-	-	-	(5,832)

Net income	-	-	-	-	-	113,830	113,830)

Balance at June 30, 2011	67,856,813	$67,857	$5,382,298	(6,609,187)	$(132,030)	$(5,363,106)	$(44,981)

Issuance of common stock:
For cash	2,543,124	2,543	200,907	-	-	-	203,450
Promissory note conversions	220,000	220	21,780	-	-	-	22,000
For professional services	462,500	462	38,138	-	-	-	38,600
For purchase of equipment	250,000	250	19,750	-	-	-	20,000
Retire treasury shares	(6,609,187)	(6,609)	(125,421)	6,609,187	132,030	-	-
Sale of direct retail business	(825,000)	(825)	(94,050)				(94,875)
Repurchase of common stock - retired	(117,037)	(117)	(7,783)	-	-	-	(7,900)
Net loss	-	-	-	-	-	(12,770)	(12,770)

Balance at June 30, 2012	63,781,213	$63,781	$5,435,619	-	$-	$(5,375,876)	$123,524

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,770)	$113,830
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	30,408	18,458
Amortization of debt discount	1,514	6,058
Gain on sale of direct retail business	(88,795)	-
Common shares and rights issued for services and compensation	38,600	24,440
Common shares issued for interest	-	57,592
Loss on disposal of property and equipment	5,435	-
Deferred rent expense	36,800	-
Gain from debt settlement	(52,708)	(233,000)
Changes in assets and liabilities -	-
Trade accounts receivable	(51,047)	(189,390)
Inventories	(20,935)	(68,656)
Other assets	(31,462)	(2,724)
Accounts payable and other current liabilities	80,937	24,708
Net Cash Used in Operating Activities	(64,023)	(248,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(127,583)	(14,197)
Net Cash Used in Investing Activities	(127,583)	(14,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	203,450	373,832
Proceeds from notes payable issued	118,127	60,817
Repurchase of common stock-retired	(7,900)	(5,832)
Repayment of notes payable and long term obligations	(74,249)	(156,386)
Net Cash Provided by Financing Activities	239,428	272,431

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,822	9,550

CASH AND CASH EQUIVALENTS
Beginning of year	9,753	203

End of year	$57,575	$9,753

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2012 AND 2011

Supplemental disclosures of cash flow information:
	2012	2011
Cash paid during the period for:
Interest	$24,223	$21,336
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$22,000	$629,757
Acquisition of equipment for common stock	$20,000		$-
Conversion of accrued liabilities to equity	$-	$109,322

See accompanying notes to the financial statements.

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

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $30,408 and $18,458 during the years ended June 30, 2012 and 2011, respectively.

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

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2012 and 2011, advertising and promotion costs totaled $53,017 and $12,418, respectively.

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

The Company’s income tax returns for the year’s ending June 30, 2009, 2010, and 2011 are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables.  Management believes that the current specific and general receivable reserves aggregating $11,425 and $8,678 are adequate as of June 30, 2012 and 2011, respectively.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. For public entities, the guidance is effective for fiscal years beginning after December 15, 2011. The Company believes that adoption of this guidance will not have any impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

2.                    GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2012, the Company has incurred cumulative losses of $5,375,876 and has stockholders’ equity of $123,524.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3.                     INVENTORIES

Inventories at June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011
Raw materials	$164,487	$143,827

Finished goods	28,803	26,928

Total	$191,690	$170,755

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

4.                    ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011
Accrued compensation	$19,435	$73,310
Accrued payroll taxes	8,764	33,848
Accrued professional fees	238	3,800
Accrued interest	2,700	6,752
Total	$31,137	$117,710

5.                    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011
1. Dell Financial Services – line of credit	$-	$3,675
2. J.P. Morgan Chase – business line of credit	34,991	54,996
3. Notes payable - stockholder	55,400	5,000
4. Convertible notes payable – net of discount	20,000	40,486
5. Notes payable – former executive officer	146,641	181,558
6. Promissory Note – Kenosha Area Business Alliance	58,046	-
Federal payroll taxes payable	51,699	-
Capital leases	-	8,471
	366,777	294,186
Less current maturities	99,987	94,142
	$266,790	$200,044

(1)
The Company received a line of credit from Dell Financial Services for $15,000 with an interest rate of 22.99% on any outstanding balance.  To date the Company has used the line of credit to purchase computer hardware to serve its accounting and e-commerce functions.

(2)
On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  Under the terms of the promissory note, the Company may borrow up to $100,000 against the BLOC at the prime interest rate plus 1.5%.   The credit line has been closed. The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.

(3)
 On January 25, 2012, the Company issued an unsecured promissory note to a shareholder for the amount of $50,000.  The note is due on July 25, 2013 and accrues interest at the rate of 8% per annum, interest payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder.  Additionally, on July 27, 2012 the Company issued a note payable to a shareholder in the amount $5,400. The note is unsecured and bears interest at the rate of 0% per annum.

(4)
On October 1, 2008, the Company executed convertible notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly. The Notes matured on October 1, 2011 at which time all outstanding principal is payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share. The Company had the right, but not the obligation, to pay up to one half of the principal balance in cash. On November 1, 2009, the Company executed new convertible notes payable (the “New Notes”) in the amount of $56,500 to the same investors under the same terms as the Notes. The New Notes mature on November 1, 2012. On December 1, 2010, the Company executed new convertible notes payable (the “2010 Notes”) in the amount of $6,000 to the one of the original investors under the same terms as the Notes. The 2010 Notes mature on December 1, 2013. Pursuant to a Stock Pledge Agreement dated October 1, 2009, each Note and each New Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 (ten cents) per share. During the year ended June 30, 2012, $22,000 of the notes were converted 1,277,838 shares of the Company’s common stock.
The debt discount recorded of $18,174 is being amortized over the three-year term of the note and the carrying amount is presented net of the unamortized discount. For the years ended June 30, 2012 and 2011 the Company recorded $1,514 and $6,058, respectively of interest expense for the amortization of the discount.

(5)
On October 1, 2012, the Company issued an unsecured promissory note to a related party for the amount of $181,558.  The note is due on October 1, 2015 and accrues interest at the rate of 3% per annum, interest payable quarterly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6. KABA Loan and Security Agreement

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

The City Loan is evidenced by a promissory note (the “CITY Note”), which is in the principal amount of One Hundred Twenty-Five Thousand and No/100 Dollars ($125,000.00) and bears an interest rate of six percent (6.00%) per annum. One-half (1/2) of the CITY Loan funds were disbursed by KABA to the Company when this Loan and Security Agreement was executed on March 1, 2012. The remaining CITY Loan funds were disbursed by KABA to the Company as of August 30, 2012. The CITY Note is being amortized over a period of seven (7) years with the final payment scheduled for May 1, 2019.  Interest is computed daily based upon a 360-day year on the outstanding loan balances as they exist at the end of each day.

Pursuant to the Loan Agreement, the Company has pledged and granted KABA a security interest in all the assets of the Company.  Additionally, during the term of the City Loan, the Company is subject to several covenants pursuant to the Loan Agreement.

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending June 30, and payments related to the additional KABA CITY Loan funds received on August 30, 2012.

2013	$106,905
2014	151,746
2015	65,505
2016	27,904
2017	18,504
2018 and thereafter	38,716

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.                    STOCKHOLDERS’ EQUITY

Transactions for the years ended June 30, 2012 and 2011 are as follows:

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

On October 1, 2011, the Company sold its direct retail business in exchange for 825,000 shares of common stock from a related party with a value of $94,875

On December 30, 2011, the Company issued 70,000 shares of common stock to a related party for consulting services. The Company recorded compensation expense $5,600 for the shares issued.

On January 1, 2012, the Company issued 225,000 shares of common stock to an unrelated investor for a cash investment of $18,000.

On February 1, 2012, the Company issued 312,500 shares of common stock to a consultant for services performed in the amount of $25,000.

On March 1, 2012, the Company issued 250,000 shares to a vendor to purchase $20,000 of machinery and equipment.

On March 1, 2012, the Company issued 625,000 shares of common stock to an unrelated investor for a cash investment of $50,000.

On March 1, 2012, the Company issued 40,000 shares of common stock to a related party for consulting services performed for $4,000.

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

On April 4, 2012, the Company issued 437,500 shares of common stock to an unrelated investor for a cash investment of $39,375.

On May 29, 2012, the Company issued 250,000 shares of common stock to an unrelated investor for a cash investment of $22,500.

On June 26, 2012, the Company issued 71,000 shares of common stock to an unrelated investor for a cash investment of $7,100.

On June 26, 2012, a holder of a convertible promissory note converted $10,000 into 100,000 shares of common stock.

On June 27, 2012, the Company repurchased 117,037 shares of common stock from a shareholder for $7,900.

On June 28, 2012, the Company issued 40,000 shares of common stock to a related party for consulting services performed for $4,000.

On June 28, 2012, the Company issued 400,000 shares of common stock to an unrelated investor for a cash investment of $32,000.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.                     LEASE COMMITTMENTS

The Company is renting 32,000 square feet of office and warehouse facilities on a three year lease arrangement which began February 1st 2012. Rent expense for the years ended June 30, 2012 and 2011 was $107,229 and $45,000, respectively. Deferred rent of $36,800 was recorded for the year ended June 30, 2012 due to an initial rent holiday and rent escalations related to the new lease. Deferred rent will be amortized over the term of the lease.

Future minimum rental payments are as follows for the years ended June 30,

2013	$122,400
2014	$129,600
2015	$64,800

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2012	June 30, 2011

Net earnings (loss) - basic	$(12,770)	$113,830
Interest expense on conversion of promissory notes	-	12,220
Net earnings (loss) - diluted	(12,770)	126,050

Weighted average shares - basic	61,599,828	51,466,686

Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	-	1,429,492

Weighted average shares - diluted	61,599,828	52,896,178

Earnings (loss) per share:
Basic	$(0.0002)	$0.002	2
Diluted	$(0.0002)	$0.002	2

 * Less that .001 per share

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.                  INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2012 and 2011 were as follows:

	June 30 ,2012	June 30 ,2011
Net operating loss carryforwards	$1,320,000	$1,221,000
Deferred compensation	62,000	76,000
Deferred rent expense	15,000	-
Accounts receivable allowance	5,000	4,000

Valuation allowance	(1,402,000)	(1,301,000)
Net Deferred Tax Asset	$--	$--

At June 30, 2012, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,142,000 which, if unused to offset future taxable income, will expire in years beginning in 2019.

11.           RELATED PARTY TRANSACTIONS

On October 1, 2011, the Company sold its direct retail business in exchange for 825,000 shares of common stock from a related party with a value of $94,875

On December 15, 2010, a note payable plus accrued interest due to an executive officer was converted to 1,926,700 shares of common stock. Principal and interest converted were $89,885 and $6,450, respectively.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

12.                  CONCENTRATIONS

For the year ended June 30, 2012, the Company’s two largest customers accounted for 32% and 14% of sales, respectively and account receivable amounts are 32% and 21%, respectively.  For the year ended June 30, 2011, the Company's two largest customers accounted for 19% and 11% of sales, respectively.

13.                   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Net sales	$352,830	$416,217	$428,696	$685,270

Gross profit	121,854	176,145	156,001	292,070

Net income (loss)	(88,840)	108,528	(80,235)	47,777

Income (loss) per share:
Basic	(0.001)	0.002	(0.001)	*
Diluted	(0.001)	0.002	(0.001)	*

Weighted average shares
Basic	61,247,626	60,433,115	61,247,288	60,576,400
Diluted	61,247,626	60,853,115	61,247,288	61,528,465

	Quarter ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Net sales	$314,779	$294,623	$430,529	$517,761

Gross profit	181,417	126,132	164,305	226,376

Net income (loss)	(11,750)	(84,447)	198,490	11,537

Earnings Income (loss) per share:	*	(.002)	.004	*
Basic	*	(.002)	.004	*
Diluted

Weighted average shares
Basic	44,624,076	45,881,903	54,954,737	60,576,400
Diluted	44,624,076	45,881,903	56,207,737	61,528,465

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

The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2012.

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

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael D. Michie	51	President & CEO/CFO and Director
Thomas Paulsen	49	Director
John D. Hagarty	73	Director

Michael D. Michie - Michael D. Michie was appointed President and CEO on September 30th, 2011 by the Board of Directors. Mr. Michie retains his position as CFO/Treasurer per his appointment on June 14, 2004. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility, Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont's "commitment to excellence" award. Mr. Michie graduated from Carthage College in 1988.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2012 and 2011.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (b)		Bonus	Restricted Stock Awards (b)	Option Awards	Nonequity incentive plan compensation	Non-qualified deferred compensation	Total

Michael L. Wynhoff	2012	$22,693		--	$--	--	--	--	$38,967
Former President (a)	2011	$71,846		--	$7,600	--	--	--	$79,446

Michael D. Michie	2012	$81065		--	$--	--	--		$81065
President and Chief Executive Officer	2011	$81,692		--	$7,600	--	--	89,885	$171,577
Chief Financial Officer (c)

Thomas Paulson	2012	--		--	$0	--	--	--	$0
Secretary	2011	--		--	$7,600	--	--	--	$7,600

John Hagarty	2012	16,000	(c)	--	$--	--	--	--	$16,000
Director	2011	19,200	(c)	--	$7,600	--	--	--	$26,800

(a)
On September 30, 2011, Michael Wynhoff resigned as President of the Company and Director. At that time, Michael Michie was appointed President & Chief Executive Officer while also maintaining his position as Chief Financial Officer.

(b)	Restricted stock was issued to Company’s Board of Directors as compensation in 2011. The Board did not receive anany compensation in 2012.

(c)	Compensation for services was paid in the form of restricted stock.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, and by all of the Company's directors and executive officers as a group as of June 30, 2012.

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Common	Michael L. Wynhoff 4611 Green Bay Road Kenosha, WI 53144	3,393,428	5.3%
Common	Catherine & Marion Myers 4611 Green Bay Road Kenosha, WI 53144	3,872,000	6.0%
Common	Dr. Clifton Peterson 4611 Green Bay Road Kenosha, WI 53144	3,642,328	5.5	7%
Common	Robert Middleton 4611 Green Bay Road Kenosha, WI 53144	4,166,587	6.5%
Common	Michael D. Michie 4611 Green Bay Road Kenosha, WI 53144	3,026,700	4.7%
Common	John D. Hagarty 4611 Green Bay Road Kenosha, WI 53144	1,222,771	1.9%
Common	Thomas Paulsen 4611 Green Bay Road Kenosha, WI 53144	1,027,923	1.6%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Sassetti LLC, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2012	Fiscal 2011
Audit fees (1)	$34,215	$31,075
Audit related fees	$-	$-
Tax fees	$3,995	$3,520

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

October 15, 2012