Form 10-K/A
period 2012-06-30
PACIFIC SANDS INC
filed 2012-11-02
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

Shares of Common Stock outstanding at October 15, 2012: 63,683,253 shares.

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-K for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on october 15, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

Item 15. Exhibits

(a) Attached Exhibits

101 INS	XBRL INSTANCE DOCUMENT*
101 SCH	XBRL SCHEMA DOCUMENT*
101 CAL	XBRL CALCULATION LINKBASE DOCUMENT*
101 LAB	XBRL LABELS LINKBASE DOCUMENT*
101 PRE	XBRL PRESENTATION LINKBASE DOCUMENT*
101 DEF	XBRL DEFINITION LINKBASE DOCUMENT*

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933. as amended, except as shall be expressly set forth by specific reference in sich filing or document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sands, Inc
(Registrant)

By: /s/ Michael D. Michie

Michael D. Michie
President & Chief Executive Officer
Chief Financial Officer,
Director

October 15, 2012