Form 10-Q
period 2012-09-30
PACIFIC SANDS INC
filed 2012-11-14
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2012 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,683,253

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of September 30, 2012, (unaudited) and June 30, 2012	3

	Statements of Operations for the Three Months Ended September 30, 2012, and 2011, (unaudited)	4

	Statements of Cash Flows for the Three Months Ended September 30, 2012, and 2011, (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	17

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	MINE SAFETY DISCLOSURES	17

Item 5.	OTHER INFORMATION	17

Item 6.	EXHIBITS	18

SIGNATURES		18

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2012, AND JUNE 30, 2012

ASSETS

	September 30, 2012	June 30, 2012
Current assets:	(Unaudited)
Cash and cash equivalents	$15,195		$57,575
Trade receivables, net of allowances for doubtful accounts of $ 11,425	355,540		385,558
Inventories	159,629		191,690
Other current assets	27,539		37,713
Total Current Assets	557,903		672,536

Property and equipment, net	207,178		151,859
Other Assets	4,054		4,230
Total Assets	$769,135		$828,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:		$
Accounts payable	$227,936		270,387
Accrued expenses	17,357		31,137
Current portion of notes payable and capital leases	120,688		99,987
Deferred Rent expense	12,533		10,400

Total Current Liabilities	378,514		411,911

Notes payable and capital leases - net of discount of $0 and $1,514, less current portion	271,481		266,790
Deferred rent expense, less current portion	23,467		26,400
Total Liabilities	673,462		705,101

Stockholders' deficit
Common stock (100,000,000 shares authorized, 63,683,253 shares issued and outstanding as of September 30, 2012 and 63,781,213 shares issued and outstanding as of June 30, 2012)	63,683		63,781
Additional paid in capital	5,434,860		5,435,619
Accumulated deficit	(5,402,870)		(5,375,876)
Total Stockholders' Equity	95,673		123,524

Total Liabilities and Stockholders' Equity	$769,135		$828,625

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three months ended September 30,
	2012	2011

Net sales	$432,842	$352,830
Cost of sales	231,102	230,976

Gross profit	201,740	121,854

Selling and administrative expenses	223,560	204,486

Loss from operations	(21,820)	(82,632)

Other expense
Interest expense	(5,174)	(6,208)
	(5,174)	(6,208)

Loss before income taxes	(26,994)	(88,840)

Income taxes	-	-

Net loss	$(26,994)	$(88,840)

Basic and diluted loss per share	$(0.0004)	$(0. 0015)

Basic and diluted weighted average shares outstanding	63,495,187	61,247,626

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities
Net loss	$(26,994)	$(88,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	12,908	5,087
Amortization of debt discount	-	1,514
Allowance for doubtful accounts	-	9,322
Deferred rent	(800)	-
Changes in assets and liabilities -
Trade accounts receivable	30,018	68,307
Inventories	32,061	(8,032)
Other assets	10,174	(6,284)
Accounts payable and other current liabilities	(56,231)	4,992

Net Cash Provided by (Used In) Operating Activities	1,136	(1,366)

Cash flows from investing activities
Purchase of equipment	(68,051)	-

Net Cash Used in Investing Activities	(68,051)	-

Cash flows from financing activities
Proceeds from notes payable	102,500	-
Repayment of notes payable and long term obligations	(77,965)	(7,395)

Net Cash (Used in) Provided by Financing Activities	24,535	(7,395)

Net decrease in cash and cash equivalents	(42,380)	(8,761)

Cash and cash equivalents:
Beginning of period	57,575	9,753

End of period	$15,195	$992
+

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,174	$1,898
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities:
Conversion of debt to equity	$20,000	$-
Acquisition of stock for note payable	$20,857	$-

See accompanying notes.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported elsewhere in this Form 10-Q have been omitted.

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

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $12,908 and $5,087 during the three months ended September 30, 2012 and 2011, respectively.
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

The Company’s income tax returns for the year’s ending June 30, 2010, 2011, and 2012 are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserve of $11,425 is adequate as of September 30, 2012.

Basic and Diluted Net Loss Per Share - Basic loss per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares have been included in the computation of the weighted average number of shares outstanding for dilutive net earnings per common share.  Dilutive shares and stock options have not been included in the computation of net loss per common share, as the effect would be anti-dilutive.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. For public entities, the guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have any impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.             GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2012, the Company has incurred cumulative losses of $5,402,870.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.            INVENTORIES

Inventories at September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012	June 30, 2012
Raw materials	$143,077	$164,487
Finished goods	16,552	27,203
Total	$159,629	$191,690

5.            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012	June 30, 2012
Furniture and office equipment	$32,966	$22,464
Manufacturing equipment	163,827	106,989
Leasehold improvements	78,460	78,460
Computer software	16,577	16,577
Office equipment	52,706	51,996

Less accumulated depreciation and amortization	(137,358)	(124,627)
Property and equipment, net	$207,178	$151,859

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.            ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012	June 30, 2012
Accrued compensation	$10,250	$19,435
Accrued payroll taxes	882	8,764
Accrued professional fees	1,200	238
Accrued health insurance	2,325	-
Accrued interest	2,700	2,700
Total	$17,357	$31,137

7.           NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012	June 30, 2012
J.P. Morgan Chase – business line of credit	$30,117	$34,991
Federal payroll tax installment payable	45,699	51,699
Notes payable - stockholders	64,400	55,400
Convertible notes payable – net of discount of $0 and $1,514	-	20,000
Note payable – former executive officer	134,420	146,641
Promissory Note – Kenosha Area Business Alliance	117,533	58,046
	392,169	366,777
Less current maturities	120,688	99,987
	$271,481	$266,790

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending September 30,

2013	$120,688
2014	140,786
2015	60,306
2016	17,692
2017	18,783
2018 and thereafter	33,914

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.           LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended September 30,
	2012	2011
Numerator:
Basic and diluted loss	$(26,994)	$(88,840)

Denominator:
Basic and diluted per share data - weighted average shares	63,495,187	61,247,626

Basic and diluted loss per share	$(.0004)	$(.0015)

Convertible debt is not included in the computation of diluted loss per common share for the three month period ended September 30, 2011 since their inclusion would have resulted in an anti-dilutive effect.

Anti-dilutive securities not included in the net loss per share calculation:

	September 30, 2012	September 30, 2011
Convertible notes	-	420,000

9.           INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012	June 30, 2012
Net operating loss carryforwards	$1,330,000	$1,320,000
Deferred compensation	57,000	62,000
Deferred rent expense	15,000	15,000
Accounts receivable allowance	4,000	4,000
Valuation allowance	(1,406,000)	(1,402,000)
Net deferred tax asset	$--	$--

At September 30, 2012, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,169,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2012 compared to the three months ending September 30, 2011.

For the three months ended September 30, 2012, net sales were $432,842, an increase of 23% over net sales of $352,830 for the three months ended September 30, 2011. This increase in sales was due to continued increase in spa product stocking orders.

For the three months ended September 30, 2012, cost of sales was $231,102 compared to $230,976 for the same period in the previous fiscal year.  The Company’s gross margin increased from 35% for the three months ended September 30, 2011, to 47% for the current fiscal quarter. This increase is due to the fact that the major share of the Company’s sales during the period was for large stocking orders to distributors of our higher margin spa products.

For the three months ended September 30, 2012 and 2011, selling and general administrative expenses were $223,560 and $204,486, respectively. The increase in operating expenses is due to continued investment in sales and marketing.

Interest expense for the three months ended September 30, 2012 was $5,174 compared to $6,208 for the three months ended September 30, 2011.  The decrease is due to a significant reduction of debt during fiscal year 2012, including conversions of promissory notes to equity. Additionally, during the three months ended September 30, 2012, the Company did not amortize discounts of notes payable compared to an amortization of $1,514 during the three months ended September 30, 2011.

The Company recorded a net loss of $26,994 or $0.0004 loss per share for the three months ended September 30, 2012 as compared to a net loss of $88,840 or $0.0015 loss per share for the three months ended September 30, 2011.

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

At September 30, 2012, the Company had current assets of $557,903 and total assets of $769,135, compared to June 30, 2012, when current assets were $672,536 and total assets were $828,625. Cash and cash equivalents at September 30, 2012, was $15,195 compared to $57,575 at June 30, 2012.  Standard receivables management resulted in a decrease in accounts receivable to $355,540 at September 30, 2012, from $385,558 at June 30, 2012.

Current liabilities at September 30, 2012, were $378,514 as compared to $411,911 at June 30, 2012. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At September 30, 2012, the Company had an outstanding line of credit balance totaling approximately $30,000.

Non-current liabilities include a $89,031 note payable due a former executive officer of the Company and a note payable to Kenosha Area Business Alliance for $102,749.

Net cash provided by operating activities during the three months ended September 30, 2012, was $1,136 compared to $1,366 used in operating activities during the three months ended September 30, 2011.

During the three months ended September 30, 2012, net cash used in investing activities was $68,051, which included an investment in new manufacturing equipment. For the three months ended September 30, 2012, net cash provided by financing activities was $24,535, which included proceeds of $102,500 from debt issued and $77,965 of debt repayments.

The Company had working capital of approximately $179,389 and $260,625 at September 30, 2012, and June 30, 2012, respectively.

On September 30, 2012, the Company had an accumulated deficit of $5,402,870 and total stockholders’ equity of $95,673.
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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the 3rd quarter of fiscal 2010, 2011 and the 4th quarters of fiscal 2006, 2007, 2011 2012, the Company since commencing operations, has been profitable once in fiscal 2011. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2012, management is aware that there is a significant deficiency in the Company’s internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2012.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance*

101.SCH	XBRL Schema*

101.CAL	XBRL Calculation*

101.DEF	XBRL Definition*

101.LAB	XBRL Label*

101.PRE	XBRL Presentation*

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

PACIFIC SANDS, INC.

Dated: November 14, 2012	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer