Form 10-Q
period 2012-12-31
PACIFIC SANDS INC
filed 2013-02-14
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 2013 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	64,464,838

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND JUNE 30, 2012

ASSETS

	December 31, 2012	June 30, 2012
Current assets:	(Unaudited)
Cash and cash equivalents	$38,273	$57,575
Trade receivables, net of allowances for doubtful accounts of $11,425	408,153	385,558
Inventories	175,320	191,690
Other current assets	19,160	37,713
Total Current Assets	640,906	672,536

Property and equipment, net	230,339	151,859
Other Assets	3,878	4,230

Total Assets	$875,123	$828,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$287,427	$270,387
Accrued expenses	30,225	31,137
Deferred rent expenses	17,600	10,400
Current portion of notes payable and capital leases	213,246	99,987
Total Current Liabilities	548,498	411,911

Notes payable and capital leases less current portion	248,559	266,790
Deferred Rent	17,600	26,400
Total Liabilities	814,657	705,101

Stockholders' deficit
Common stock (100,000,000 shares authorized, 64,464,838 and 63,781,213 shares issued and outstanding)	64,465	63,781
Additional paid in capital	5,480,891	5,435,619
Accumulated deficit	(5,484,890)	(5,375,876)
Total Stockholders' Equity	60,466	123,524

Total Liabilities and Stockholders' Equity	$875,123	$828,625

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2012
(UNAUDITED)
	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net sales	$431,153	$416,217	$863,995		$769,047
Cost of sales	264,682	240,072	481,224		471,048

Gross profit	166,471	176,145	382,771		297,999

Selling and administrative expenses	253,173	149,311	476,733		353,797

Income (Loss) from operations	(86,702)	26,834	(93,962)		(55,798)

Other income (expense)
Gain on sale of direct retail business	-	88,795	-		88,795
Interest expense	(9,878)	(7,101)	(15,052)		(13,309)

Income (Loss) before income taxes	(96,580)	108,528	(109,014)		19,688

Income taxes	-	-	-		-

Net income (loss)	$(96,580)	$108,528	$(109,014)		$19,688

Earnings (loss) per share:
Basic	$(0.002)	$0.002	$(0.002)	$	*
Diluted	$(0.002)	$0.002	$(0.002)	$	*

Weighted average share outstanding:
Basic	63,905,930	60,433,115	63,700,559		60,840,371
Diluted	63,905,930	60,853,115	63,700,559		61,260,371

*Less than $.001

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(109,014)	$19,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	27,664	10,564
Amortization of debt discount	-	1,514
Gain on sale of direct retail business	-	(88,795)
Common shares received for retail business	-	(6081)
Common shares issued for services	9,809	5,600
Deferred Rent	(1,600)	-
Changes in assets and liabilities -
Trade accounts receivable	(22,595)	73,623
Inventories	16,370	(11,443)
Other assets	18,904	6,283
Accounts payable and other current liabilities	16,128	31,012

Net Cash Provided by (Used in) Operating Activities	(44,334)	41,965

Cash flows from investing activities:
Purchases of equipment	(106,144)	(7,323)
Net Cash Used in Investing Activities	(106,144)	(7,323)

Cash flows from financing activities:
Proceeds from common stock issued	70,000	-
Proceeds from notes payable	187,500	-
Repayment of notes payable and long term obligations	(126,324)	(32,913)

Net Cash Provided by (Used in) Financing Activities	131,176	(32,913)

Net increase (decrease) in cash and cash equivalents	(19,302)	1,729

Cash and cash equivalents:
Beginning of period	57,575	9,753

End of period	$38,273	$11,482

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,491	$7,948
Income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Conversion of debt to equity	$20,000	$-
Acquisition of stock for note payable	$53,852	$-
Conversion of accrued compensation and professional fees to equity	$9,809	$-

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $28,016 and $10,564 during the six months ended December 31, 2012 and 2011, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a bill-and-hold arrangement. Under a bill-and-hold arrangement revenue is recognized when the product is manufactured, invoiced and set aside in a specifically designated finished goods area. Upon invoicing under this arrangement ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a bill-and-hold arrangement have committed to purchases and have specifically requested they be on a bill-and-hold arrangement. In all cases goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These bill-and-hold goods are either privately labeled or set aside exclusively for the customers use.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $11,425 are adequate as of December 31, 2012.

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

Recent Accounting Pronouncements –The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2012, the Company has incurred cumulative losses of $5,484,890.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012
Raw materials	$128,259	$164,487
Finished goods	47,061	28,803
Total	$175,320	$191,690

5.               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012
Furniture and office equipment	$32,966	$22,464
Manufacturing equipment	184,457	106,989
Office equipment	52,706	51,996
Leasehold improvements	80,335	78,460
Assets in suspense	15,588
Computer software	16,577	16,577
Less accumulated depreciation and amortization	(152,290)	(124,627)
Property and equipment, net	$230,339	$151,859

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012
Accrued compensation	$20,710	$19,435
Accrued payroll withholding taxes and penalties	2,917	8,764
Accrued professional fees	1,200	238
Accrued employee health insurance	1,117	-
Accrued sales tax	70	-
Accrued interest	4,211	2,700
Total	$30,225	$31,137

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012
J.P. Morgan Chase – business line of credit	24,992	34,991
Notes payable - stockholders and directors	158,995	55,400
Convertible notes payable – net of discount	-	20,000
Promissory Note – Kenosha Area Business Alliance	113,919	58,046
Federal payroll taxes payable	41,699	51,699
Notes payable – former executive officer	122,200	146,641
	461,805	366,777
Less current maturities	213,246	99,987
Total	$248,559	$266,790

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2013	$213,246
2014	130,413
2015	50,081
2016	17,958
2017	19,066
2018 and thereafter	29,041
Total	461,805

8.               STOCKHOLDERS’ DEFICIT

On July 2, 2012, the Company repurchased 117,037 shares of common stock from a shareholder for $20,112.

On September 30, 2012, a holder of a convertible promissory note converted $20,000 into 200,000 shares of common stock.

On November 16, 2012, the Company issued 200,000 shares of common stock to an unrelated investor for a cash investment of $12,000.

On November 16, 2012, the Company issued 300,000 shares of common stock to an unrelated investor for a cash investment of $18,000.

On November 16, 2012, the Company issued 80,000 shares of common stock to a related party for consulting services. The Company recorded $4,800 of consulting expense for the issuance for the shares issued.

On November 16, 2012, the Company repurchased 549,914 shares of common stock from a shareholder for $32,995.

On November 21, 2012, the Company issued 84,833 shares of common stock to an unrelated party for services. The Company recorded accounting expense of $5,009 for the shares issued.

On December 4, 2012, the Company issued 666,666 shares of common stock to an unrelated investor for a cash investment of $40,000.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.               INCOME (LOSS) PER SHARE

Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three months ended December 31,		Six months ended December 31,

	2012	2011	2012	2011

Net earnings (loss) - basic	$(96,580)	$108,528	$(109,014)		$19,688
Interest expense on conversion of promissory notes	-	1,230	2,700		2,460
Net earnings (loss) diluted	(96,580)	109,758	(106,314)		22,148
Weighted average shares - basic	63,905,930	60,433,115	63,700,559		60,840,371
Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	-	420,000	-		420,000
Weighted average shares - diluted	63,905,930	60,853,115	63,700,559		61,260,371

Earnings (loss) per share
Basic	$(.002)	$.002	(.002)	$	*
Diluted	$(.002)	$.002	(.002)	$	*

*Less than $.001

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012	June 30, 2012
Net operating loss carryforwards	$1,370,000	$1,320,000
Deferred compensation	51,000	62,000
Deferred rent expense	15,000	15,000
Accounts receivable allowance	5,000	5,000
Valuation allowance	(1,441,000)	(1,402,000)
Net deferred tax asset	$--	$--

At December 31, 2012, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,260,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2012 compared to the three months ending December 31, 2011.

For the three months ended December 31, 2012, net sales were $431,153, an increase of 3% over net sales of $416,217 for the three months ended December 31, 2011. This change was due to an increase in private label product sales.

For the three months ended December 31, 2012, cost of sales was $264,682 compared to $240,072 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 42% for the three months ended December 31, 2011 to 39% for the current fiscal quarter. This change is due to the fact that a larger portion of the Company’s sales during the period were to private label customers which are sold at a lower margin.

For the three months ended December 31, 2012 and 2011, selling and general administrative expenses were $253,173 and $149,311, respectively. This 41% increase in operating expenses is due to heavy investment into sales and marketing efforts for the ecoone product line.

On October 1, 2011, the Company recorded a gain, net of expenses, of $88,795 from the sale of its direct retail and internet business to a related party. During the same period in 2012 no similar gain was reported.

Interest expense for the three months ended December 31, 2012 was $9,878 a 28% increase from the $7,101 recorded for the three months ended December 31, 2011.  This was caused by an increase of total liabilities for the Company from $705,101 on December 31, 2011 to $814,657 on December 31, 2012. The Company secured short term financing to fund operations.

The Company recorded a net loss of $96,580 or $0.002 loss per share for the three months ended December 31, 2012 as compared to a net profit of $108,528 or $0.002 earnings per share for the three months ended December 31, 2011.

Results for the six months ending December 31, 2012 compared to the six months ending December 31, 2012.

For the six months ended December 31, 2011, net sales were $863,995, an increase of 11% over net sales of $769,047 for the six months ended December 31, 2011. This was due to an increase in sales due to marketing efforts.

For the six months ended December 31, 2012, cost of sales was $481,224 compared to $471,048 for the same period in the previous fiscal year.  The Company’s gross margin increased from 39% for the six months ended December 31, 2011 compared to 44% for the current fiscal year to date. This increase is due to the fact that significant portions of the Company’s sales during the first quarter to private label customers as well as higher ecoONE® sales to distribution outlets were able to increase the overall gross margin.

For the six months ended December 31, 2012, and 2011, selling and general administrative expenses were $476,733 and $353,797, respectively, or a 26% increase. The increase is due to heavy investment into sales, promotion and marketing efforts for the ecoONE® product line.

On October 1, 2011, the Company recorded a gain, net of expenses, of $88,795 from the sale of its retail and internet business segment to a related party.  No similar gain was reported in 2012.

Interest expense for the six months ended December 31, 2012, was $15,052 compared to $13,309 for the six months ended December 31, 2011.  This 12% increase is a result of financing or short-term debt.

The Company recorded a net loss of $109,014 or $0.002 per share for the six months ended December 31, 2012, compared to a net profit of $19,688 or less than $0.001 per share for the six months ended December 31, 2011.

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

 At December 31, 2012, the Company had current assets of $640,906 and total assets of $875,123, compared to June 30, 2012 when current assets were $672,536 and total assets were $828,625.

Current liabilities at December 31, 2012, were $548,498 as compared to $411,910 at June 30, 2012. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At December 31, 2012, the Company had an outstanding city loan from Kenosha Area Business Alliance balance totaling $113,919.

Net cash used in operating activities during the six months ended December 31, 2012, was $44,334 compared to $41,965 provided by operating activities during the six months ended December 31, 2011.

Net cash used in investing activities was 106,144 for the six months ending December 31, 2012 compared to 7,323 for the six months ending December 31, 2011. The Company invested in a high-speed liquid filler and IT infrastructure during the six months ending December 31, 2012.

Net cash provided by financing activities for the six months ended December 31, 2012, was $131,176. During the six months ending December 31, 2012, the Company received proceeds from sale of common stock in the amount of $70,000 received 187,500 of new debt and repaid 126,324 of debt obligations. During the six months ended December 31, 2011, the Company repaid $32,913 of long term debt.

On December 31, 2012, the Company had an accumulated deficit of $5,484,890 and total stockholders’ equity of $60,466.

At December 31, 2012, the Company had working capital of $92,408 a decrease from the June 30, 2012, working capital of $260,625.

Total liabilities of $814,657 at December 31, 2012, is an increase from $705,101 at June 30, 2012, due to short term financing needs.

Total stockholders’ equity of $60,466 at December 31, 2012, has decreased from $123,524 at June 30, 2012.

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

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY:
Management assumes there will be a continuing and increased desirability in the retail market for nontoxic, environment and health friendly products for cleaning and water treatment use. Should management's assumptions as to this increased desirability be incorrect, the Company may have difficulty achieving its planned growth.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY:
The Company is run by a small number of key personnel. Should the Company experience a loss of these key people due to their inability or unwillingness to continue in their present positions, the Company's business and financial results could be adversely affected.

Item 4.  Controls and Procedures –

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2012, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2012.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCOSURES

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

PACIFIC SANDS, INC.

Dated: February 14, 2013	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer