Form 10-Q
period 2013-03-31
PACIFIC SANDS INC
filed 2013-05-15
CIK 1069799

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  x ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No   ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer and smaller reporting company “in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of  May 15, 2013 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	64,481,505

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2013 AND JUNE 30, 2012

ASSETS

	March 31, 2013	June 30,
Current assets:	(Unaudited)	2012

Cash and cash equivalents	$37,481	$57,575
Trade receivables, net of allowances for doubtful accounts of $11,425	435,406	385,558
Inventories	147,606	191,690
Other current assets	30,710	37,713
Total Current Assets	651,203	672,536

Property and equipment, net	217,389	151,859

Other asset	3,702	4,230

Total Assets	$872,294	$828,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$343,153	$270,387
Accrued expenses	19,006	31,137
Deferred rent expenses	17,600	10,400

Current portion of notes payable and capital leases	162,930	99,987
Total Current Liabilities	542,689	411,911

Notes payable and capital leases - less current portion	291,053	266,790
Deferred rent	13,200	26,400
Total Liabilities	846,942	705,101

Stockholders' equity (deficit)
Common stock (100,000,000 shares authorized, 64,481,505 and 63,781,213 shares issued and outstanding)	64,481	63,781
Additional paid in capital	5,481,874	5,435,619
Accumulated deficit	(5,521,003)	(5,375,876)
Total Stockholders' Equity	25,352	123,524

Total Liabilities and Stockholders' Equity	$872,294	$828,625

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Net sales	$573,335	$428,696	$1,437,330	$1,197,743
Cost of sales	366,067	272,695	847,291	743,743

Gross profit	207,268	156,001	590,039	454.000

Selling and administrative expenses	234,981	227,300	711,714	581,097

Loss from operations	(27,713)	(71,299)	(121,675)	(127,097)

Other income (expense)
Gain on sale of direct retail business	-	-	-	88,795
Interest expense	(8,579)	(3,501)	(23,631)	(16,810)
Other income (expense)	179	(5,435)	179	(5,435)
Total other income (expense)	(8,400)	(8,936)	(23,452)	66,550
Loss before income taxes	(36,113)	(80,235)	(145,127)	(60,547)

Income taxes	-	-	-	-

Net loss	$(36,113)	$(80,235)	$(145,127)	$(60,547)

Loss per share:
Basic	$(0.001)	$(0.001)	$(0.002)	$(0.001)
Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.001)

Weighted average share outstanding:
Basic	64,470,950	61,247,288	63,953,607	60,975,023
Diluted	64,470,950	61,247,288	63,953,607	60,975,023

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net loss	$(145,127)	$(60,547)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	42,613	19,777
Amortization of debt discount	-	1,514
Common shares issued for services and compensation	9,809	34,600
Gain on sale of direct retail business	-	(88,795)
Common shares received for retail business	-	(6,081)
Deferred rent	(6,000)	28,000
Trade accounts receivable	(49,848)	(17,647)
Inventories	44,084	12,493
Other assets	7,531	(51,033)
Loss on the disposal of plant, property and equipment	-	5,435
Accounts payable and other current liabilities	60,635	53,378

Net Cash Used in Operating Activities	(36,303)	(68,906)

Cash flows from investing activities
Purchases of equipment	(108,143)	(98,095)
Net Cash Used in Investing Activities	(108,143)	(106,144)

Cash flows from financing activities
Proceeds from common stock issued	71,000	110,770
Proceeds from notes payable	236,552	112,727
Repayment of notes payable and long term obligations	(183,200)	(55,728)

Net Cash Provided by Financing Activities	124,352	167,769

Net (decrease) increase in cash and cash equivalents	(20,094)	768

Cash and cash equivalents:
Beginning of period	57,575	9,753

End of period	$37,481	$10,521

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,680	$13,319
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$20,000	$12,000
Conversion of accrued compensation and professional fees to equity	$9,809	$22,643
Stock issued for purchases of machinery & equipment	$-	$20,000
Acquisition of stock for note payable	$53,852	$-

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $42,613 and $19,777 during the nine months ended March 31, 2013 and 2012, respectively.

Income Taxes - The Company uses the asset and liability method in accounting for income taxes.  Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  The temporary differences relate primarily to net operating loss carry-forwards and deferred compensation charges.  A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at March 31, 2012 and June 30, 2012 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

The Company’s income tax returns for the years ending June 30, 2010, 2011 and 2012 are subject to examination by the IRS and related states, generally for three years after filed.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $11,425 are adequate as of March 31, 2013.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the nine months ended March 31, 2013, and 2012, advertising and promotion costs totaled $58,393 and $32,584, respectively.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2013, the Company has incurred cumulative losses of $5,521,003.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012

Raw materials	$125,685	$162,887
Finished goods	21,921	28,803
Total	$147,606	$191,690

5.               PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012

Furniture	$32,966	$22,464
Manufacturing equipment	186,457	106,989
Office Equipment	52,706	51,996
Leasehold improvements	80,335	78,460
Assets in Suspense	15,588	-
Computer software	16,577	16,577
Less accumulated depreciation and amortization	(167,240)	(124,627)
Property and equipment, net	$217,389	$151,859

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012

Accrued compensation	$8,748	$19,435
Accrued payroll withholding taxes and penalties	1,011	8,764
Accrued expense	2,827	-
Accrued Sales Tax	77	-
Accrued professional fees	1,200	238
Accrued interest	5,143	2,700
Total	$19,006	$31,137

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012

J.P. Morgan Chase – business line of credit	19,993	34,991
Notes payable – other	178,315	55,400
Convertible notes payable – net of discount	-	20,000
Notes payable – former executive officer	111,728	146,641
Promissory Note – Kenosha Area Business Alliance	110,251	58,046
Federal payroll taxes payable	33,696	51,699
	453,983	366,777
Less current maturities	162,930	99,987
	$291,053	$266,790

On March 22, 2013, the Company issued an unsecured promissory note for the amount of $120,000.  The note is due on March 22, 2016 and accrues interest at the rate of 12.08% per annum, interest payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder.

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending March 31,

2014	$162,930
2015	71,258
2016	158,119
2017	18,229
2018	19,353
2019 and thereafter	24,094

8.               STOCKHOLDERS’ DEFICIT

Transactions for the nine months ended March 31, 2013 are as follows:

On July 2, 2012, the Company retired 297,960 shares of common stock for $20,857; a note payable was issued for $19,800.

On September 27, 2012, the Company converted a convertible note for 200,000 shares of common stock.

On November 16, 2012, the Company issued 80,000 shares of common stock for consulting services to a related party. The Company recorded a consulting expense of 4,800 for the shares issued.

On November 16, 2012, the Company issued 84,833 shares of common stock for accounting services. The Company recorded an accounting expense of $5,009 for the shares issued. A payable of 3,929 for past services and 1,080 in current expenses was paid through this issuance.

On November 16, 2012, the Company issued 300,000 shares of common stock to an investor for a cash investment of $18,000.

On November 16, 2012, the Company issued 200,000 shares of common stock to an investor for a cash investor of $12,000.

On November 16, 2012, the Company retired 549,914 shares of common stock for $32,995. A note payable was issued for $32,995 for the retired shares of common stock.

On December 3, 2012, the Company issued 666,666 shares of common stock to an investor for a cash investment of $40,000.

On February 27, 2013, the Company issued 16,667 shares of common stock to an employee for a cash investment of $1,000.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

9.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Net loss - basic	$(37,212)	$(80,235)	$(145,127)	$(60,547)

Interest expense on the conversion of Promissory notes	-	-	2,700	-
Net loss diluted	(37,212)	(80,235)	(142,127)	(60,547)
Weighted average shares - basic	64,470,950	61,247,288	63,953,607	60,975,023
Incremental shares outstanding
Assuming the conversion of dilutive
Convertible promissory notes	-	-	-	-
Weighted average shares - diluted	64,470,950	61,247,288	63,953,607	60,975,023

Loss per share
Basic	$(0.001)	$(0.001)	$(0.002)	$(0.001)
Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.001)

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013	June 30, 2012

Net operating loss carryforwards	$1,381,000	$1,320,000
Deferred compensation	47,000	62,000
Deferred rent expense	13,000	15,000
Accounts receivable allowance	5,000	5,000
Valuation allowance	(1,446,000)	(1,402,000)
Net deferred tax asset	$--	$--

At March 31, 2013, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,381,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2013 compared to the three months ending March 31, 2012.

For the three months ended March 31, 2013, net sales were $573,335, an increase from net sales of $428,696 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, cost of sales was $366,067 compared to $272,695 for the same period in the previous fiscal year.  The Company’s gross profit remained the same at 36% for  both the three months ended March 31, 2012 and the current fiscal quarter.

For the three months ended March 31, 2013 and 2012, selling and general administrative expenses were $234,981 and $227,300, respectively. This slight increase represents continued investment in sales and marketing specifically trade shows to promote our branded products.

Interest expense for the three months ended March 31, 2013 was $8,579 compared to $3,501 for the three months ended March 31, 2012. This increase is due to additional borrowing.

The Company recorded a net loss of $36,113 or $0.001 loss per share for the three months ended March 31, 2013, as compared to a net loss of $80,235 or $0.001 loss per share for the three months ended March 31, 2012.

Results for the nine months ending March 31, 2013 compared to the nine months ending March 31, 2012.

For the nine months ended March 31, 2013, net sales were $1,437,330, an increase of 20% over net sales of $1,197,743 for the nine months ended March 31, 2012. This increase was due to an increase in private label product sales.

For the nine months ended March 31, 2013, cost of sales was $847,291 compared to $743,743 for the same period in the previous fiscal year.  The Company’s gross margin increased from 38% for the nine months ended March 31, 2012 to 41% for the current fiscal year to date. This increase is due to the ability to purchase raw materials in greater volumes and production efficiencies despite increased sales to private label customers which are sold at a much lower margin

For the nine months ended March 31, 2013 and 2012, selling and general administrative expenses were $711,714 and $581,097, respectively. The significant increase is due to a committed investment in advertising and promotional expenses over the same period in 2012.

Interest expense for the nine months ended March 31, 2013 was $23,631 compared to $16,810 for the nine months ended March 31, 2012. Again, the increase in interest costs is due to additional borrowing.

The company recorded a net loss of $145,127 or $0.002 loss per share for the nine months ended March 31, 2013. This compares to a net loss of $60,547 or $0.001 loss per share for the nine months ended March 31, 2012.

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

At March 31, 2013, the Company had net working capital of $108,514 composed of current assets of $651,203 and current liabilities of $542,689. This reduction from $260,625 at June 30, 2012 when current assets were $672,536 and current liabilities were $411,911 is due to the investment in sales and marketing in the first three quarters that should yield significant sales in the current quarter.

Net cash used in operating activities during the nine months ended March 31, 2013 was $36,303, substantially lower than the $68,906 cash used in operating activities during the nine months ended March 31, 2012.

To finance the equipment purchases and the cash used in operating activities for the nine months ending March 31, 2012, the Company issued $110,770 of common stock and increased notes payable, net of principal payments, by $56,999 as compared to $71,000 of common stock and increased notes payable, net of principal payments, by $53,353 for the nine months ending March 31, 2013.

At June 30, 2012 the Company had a stockholders’ equity of $123,524. At March 31, 2013 the Company had stockholders’ equity of $25,352.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
With the exception of the 3rd quarter of fiscal 2010, 2011 and the 4th quarters of fiscal 2006, 2007, 2011 and 2012, the Company since commencing operations, has been profitable once in fiscal 2011. The Company may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

Not applicable

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

PACIFIC SANDS, INC.

Dated: May 15, 2013	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer