Form 10-K
period 2013-06-30
PACIFIC SANDS INC
filed 2013-09-26
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

Commission file number 000-29483

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes  ☐        No    ☒

Registrant's revenues for its most recent fiscal year: $2,032,057.

Market value of Common stock held by non-affiliates at December 31, 2012:  $2,876,943.

Shares of Common Stock outstanding at September 26, 2013: 64,398,172 shares.

Documents incorporated by reference: None

Forward-Looking Statements

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

Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly and highly effective liquid and powder cleaning and water-management products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial).

In February of 2008, the Company acquired Natural Choices Home Safe Products, LLC, a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth-, health-, pet- and kid-friendly offerings, including Oxy-Boost an oxygen-bleach based, chlorine-free bleach alternative. The Company believes that it now has the largest selection of oxygen bleach-based formulations available anywhere both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices™ brands, as well as for contract manufacturing and private label.

The Company sells its products through wholesale and distribution.  The company will continue its strategy started in FY 2011 to open channels to include supermarkets, drug, mass and other retail operators. This strategy will use independent sales brokers (representatives) to market the products at major retailers, distributors and wholesalers. In FY 2012 the Company established a strong agency presence in the United States and Canada to provide comprehensive commission based sales coverage.

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

    Operating Principles:

●	Lead the industry in the manufacturing of exceptional quality, natural-based products.
●
Transparency: we believe the best way to interact with our customers and build loyalty is to create transparency about what’s inside our products. We feel consumers have a right to know    that our products are safe for people, pets and the environment.

●	Pre-cycle, using components derived from recycled materials when possible.
●	Manufacture products sourced from natural plant and mineral sources.
●	Reduce solid waste from our manufacturing and product packaging.
●	Source materials from U.S.-based organizations.
●	Reduce, reuse and recycle.

Core Values:

●	Be respectful of the environment and natural resources.
●	Appreciate and value every customer.
●	Take personal ownership.
●	Work together and have fun winning.
●	Achieve financial prosperity by having strong governance, corporate responsibility and unwavering ethical grounding in our operations.

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

The Company achieves the bulk of its sales and revenues through two primary sources:

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

Pacific Sands Branded Products:
Pacific Sands has two primary brands that are sold through retail distribution in numerous outlets in the U.S., Canada and Europe: Natural Choices and ecoone®.

Natural Choices:

Natural Choices is a brand consisting of quality household cleaning and laundry products that are environmentally safe, superior in performance and economical to use.

The Natural Choices product line offers the most complete line of quality oxygen bleach-based cleaners available anywhere. The Natural Choices line also features a line of soy-based products and products specifically developed for people with allergies and chemical sensitivities. The Natural Choices Refillables line consists of four ready-to-use or concentrated cleaning products including Multi Purpose, Bathroom Cleaner, Degreaser and Glass. Natural Choices Refillables concentrates line reduces packaging and shipping weight by more than 90% compared to ready-to-use.

Of the dozens of available Natural Choices products, the most well-known flagship product is Oxy-Boost. Oxy-Boost is a safe and effective alternative to chlorine-based products. Oxy-Boost naturally attacks and breaks down organic stains totally removing them from surfaces and fabric. Oxy-Boost has hundreds of cleaning uses and is the core formulation for all of our oxygen bleach-based technologies.

ecoone® Pool and Spa Water Management Systems:

Pacific Sands’ ecoone® pool and spa care and water management products completely rethink conventional water care tactics to provide what we believe are the safest, easiest to use and most environmentally friendly products available today.

•
ecoone® Spa Treatment System: The ecoone® Spa Treatment System consists of a full complement of products designed to simplify spa maintenance, enhance user satisfaction and reduce the overall chemical load of consumer hot tubs and spas. The system is compatible with most conventional sanitizers and is particularly effective with the Company's ONEShock sanitizing product.

•
ecoone® SPA monthly is the safe, nontoxic core of the ecoone® system that naturally solves most spa water treatment problems naturally. A little goes a long way. To sustain a spa that is so soft and safe anyone in your family can use it is as easy as one bottle of ecoone® SPA monthly every 30 to 45 days. It’s that easy!

•
ONEShock completes the ecoone® Spa Treatment System by providing a safer to use, proven sanitizer/shock combo in convenient-to-use, single-dose dissolving packets. ONEShock delivers powerful water sanitation to spas without the risk and dangers of exposure to powdered or liquid sanitizers.

•
Pipe Cleanser is a fast-acting whirlpool, hot tub and spa plumbing cleanser that quickly clears internal plumbing and equipment of chemical and biofilm deposits. Filter Cleanser is an economical, fast-acting, pool and spa cartridge filter cleanser. These products are unique to the industry as they are the only ones of their kind known that do not cause foaming and leave no harmful chemical residue either in waste water or pool and spa water.

•
ecoone® Pool Conditioner is a nontoxic additive that reduces pool maintenance by helping to maintain water clarity, pH and alkalinity using natural ingredients. ecoone® Pool Conditioner is compatible with most conventional sanitizer systems.

•
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

Product and Practice Information:
Many of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. Citing the versatility of the Company's core formula and referring to it as a hinge pin technology, Wal-Mart's Innovation Network in 1999 awarded our product the highest "Success Likelihood Score" ever granted at the time in that program's then 22-year history.

All of Pacific Sands’ products are animal cruelty free. Pacific Sands does not test its products on animals nor does it support animal testing. Pacific Sands does not buy raw materials from manufacturers who engage in animal testing.

All of Pacific Sands’ products are made in the USA. Pacific Sands supports fair trade practices and, whenever possible, purchases its raw materials from American companies or from nations that also support fair labor and trade practices.  We are highly committed supporters of fair trade and labor practices.

Management believes that the Company's product offerings have a strong competitive edge in the pool and spa marketplace, as well as the rapidly expanding environment- and health-friendly products market. Our product lines satisfy the environment- and health-conscious consumer's primary needs in that they combine a high level of efficacy with earth and health safety considerations.

Industries and Markets:
Household Cleaning:
US Sales
•
Category sales advanced little in 2007-2012, rising just 2% at current prices to a little less than $4.7 billion (Total US) but falling 8% on an inflation adjusted basis. While household cleaning remains an essential chore, financially pressed consumers continue to look for ways to limit expenditures.

•	In spite of the overall economizing mindset, consumers continue to gravitate to new products that help them clean more quickly and easily or tackle old cleaning problems with new, more effective ways.
•	Forecast calls for modest growth, an increase of 7% between 2012 and 2017 to $4.9 billion.
•	Natural Cleaning Products: natural household cleaners are dominated by a few companies. The top 5 natural cleaning brands combined account for 62% of all sales for natural cleaners.
- Seventh Generation
- Bio Kleen
- Earth Friendly Products
- Mrs. Meyers
- Citra Solv

Natural Cleaning Channel Retailers (excludes Whole Foods as they do not share their scanner data)
•	Natural Cleaners Sales in Natural Retailer channels (does not include Whole Foods, bulk PLU or private label items):

Year	Sales at Inflation-Adjusted Prices in Millions	% Change
52 weeks ending Aug. 7, 2010	$20.9	-
52 weeks ending Aug. 6, 2011	$20.3	-2.6%
52 weeks ending Aug. 4, 2012	$21.4	+5.3%

•	Major natural cleaning brands sales in natural channel retailers (excludes Whole Foods as they do not share their scanner data with IRI or AC Nielsen):
Seventh Generation led all brands in the supermarket channel, with $2.2 million in 2012 sales and +6.3% growth vs. previous year.
Number two brand was Bio-Kleen grew just less than 16% over the previous year, reaching $2 million in 2012 sales.
The recent merger between Belgium-based Ecover and US based Method should increase market opportunities for both brands in all channels and especially in overseas markets. In 2012 neither brand had significant sales in the channel. Ecover grew just 6% to $800k, while Method, a brand with greater focus on conventional outlets, had just $220k in sales.
SC Johnson’s Mrs. Meyers brand declined over the previous year, dropping 11% from $1.1 million to just less than $900k in 2012 sales.

Pool and Spa Products:
The U.S. market for swimming pool equipment and maintenance products includes liners, covers, heaters, filters, pumps, chemicals, lighting, cleaners, sweepers, vacuums, automated systems, controllers and safety equipment. Sales of these products in the United States have followed closely those of swimming pool sales. There are some discrepancies in the level and direction of growth between market segments; however, due to a variety of driving and inhibitory factors.

The U.S. market for swimming pool equipment and maintenance products was valued at over $3.4 Billion in 2011. Although the market has not shown much growth over the past few years, SBI Energy expects sales did pick up a little in 2012 and by 2021 projects the market will have nearly doubled in value. Products associated with residential above-ground pools will likely experience the most growth, as these more economical pools are increasingly being chosen over their more costly counterparts.
Source: SBI Research, April 2012

Swimming Pool and Equipment Stores
Over the five years to 2012, the number of swimming pool equipment stores has declined at an average annual rate of -0.6% to an estimated 5,415 stores. According to Moldvay, “Adverse conditions during the recession resulted in a number of industry retailers closing their doors.” Furthermore, rising chemical prices, most notably chlorine, have led to lower profit margins for industry retailers, prompting heightened store closures.
Source: IBIS Worldwide

Hot Tub and Spa Factoids
● Globally, only 56 spa manufacturers remain. That’s down from 100 in 2006, when the industry was at its peak, IBISWorld noted.
● 2011 was indeed a dismal year with hot tub revenues estimated at $865 million, down from $3.1 billion in 2007, according to IBISWorld.
● The average spa stores sells about 25 hot tubs per year.
● According to IBIS Worldwide Research, for 52 weeks ending February 2013, hot tub manufacturing sales were $983 million, down -9.3%.

Marketing and Sales:
The Company markets and sells its product lines over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via manufacturers’ representatives and internationally established pool and spa industry distribution networks. Our products are also sold through numerous popular pool and spa websites including EcoGeeks.com, poolandspa.com, waterwarehouse.com and samsclub.com.

A network of independent sales agents was established to sell products to national key accounts, dealers, wholesalers and distributors.  Furthermore, the ecoone® brand was successfully overhauled from its previous marketing strategy into a more modern look that included a professional brand image, new marketing materials, advertising and trade promotions.  The brand’s key attributes of natural ingredients, commitment towards the environment and its “so simple, so perfect” mantra were the cornerstones of the new marketing strategy and were received well by many new distributors.

The Company’s Natural Choices branded products are sold in numerous retail outlets around the country, as well as dozens of the top environmentally oriented websites.  During FY 2013, groundwork continued for the creation of new brand architecture. It will call on a new roadmap to penetrate FDM (food, drug and mass) that allows the products to be marketed and merchandised in the organic and natural products sections in stores, away from the household cleaning aisle controlled by large mainstream manufacturers.  The new brand architecture will include a new brand image, new packaging, new marketing materials, new website and other tools to support the re-launch of the brand.  A combination of in-house direct sales, distributor reps and independent sales brokers will be used to sell the products at national key accounts in FDM.

Contract Manufacturing, Custom Formulation and Private Label:
Pacific Sands has OEM and sales and distribution agreements with various US spa manufacturers. Hawkeye Manufacturing, makers of the Hawkeye and Barefoot lines of portable hot tub spas, also acts as a European distributor for the spa product line providing convenient and inexpensive overseas shipping for the Company. Our ecoone® products are also sold under other brand names in the U.S. and Canada under license and private label.

Pacific Sands’ Natural Choices products offer one of the largest catalogues of nontoxic, earth-, health-, pet-, and kid-friendly consumable products available for private label. The Company also offers custom formulation and product consultation. Our products are currently privately labeled by dozens of companies ranging from small fundraising entities to nationally recognized brands as product extensions. The Company is able to offer complete ‘cradle-to-customer’ product development including formulation, manufacturing, labeling, marketing and shipping.

Consumers’ concern for personal economic prospects motivates some to cut back on what they buy and others to buy smarter, by clipping more coupons, looking harder for sales or switching from national brands to less expensive store brands. These budget-conscious behaviors have been reinforced by marketers and retailers, who have sharpened price points and pumped up promotional support in order to keep consumers spending. This poses a great opportunity for Pacific Sands to aggressively pursue private label and contract manufacturing opportunities with independent and national retailers. This will be accomplished through a combination of independent sales agents (brokers), advertising in FDM trade journals, website, direct mail and in-house direct sales.

Intellectual Property:
ecoone®, e-2 elemental earth® is a registered trademark of Pacific Sands, Inc.

The Company develops and manufactures a broad range of consumable surface cleaning, laundry and water management products. The products and formula’s that the Company develops and manufactures are protected by in-house trade secret practices that include non-compete and non-disclosure contracts with employees and vendors.

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

Research and Development:
The majority of Pacific Sands’ formulations have been and continue to be developed in-house and use proprietary blends of natural and safely synthesized compounds.

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

The Company utilizes multiple modular liquid-filling lines that can be expanded at relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has pre-emptive arrangements with regional liquid and powder bottling facilities in the event that demand for our products far exceeds the Company's manufacturing capacity.

Since establishing its liquid-filling line, the Company has not had any substantial delay in production, or delayed product delivery. The Company uses outside vendors and manufacturers for its filtration products, EPA regulated and promotional materials and has, on occasion, experienced delays only because of vendor delays.

The Company has single- and four-head automated liquid fillers.

The Company has a semi-automated powder product mixing and filling facility, which is used to manufacture all of its powdered laundry and cleaning products.

As of June 30, 2013, the Company had 12 full time (one who is an officer of the Company) and 1 part time employee. It also has relationships with numerous consultants and sales representatives who are not employees of the Company.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, for the year ending June 30, 2013, the Company made significant improvements in manufacturing infrastructure and its balance sheet. Sales increased by 8%. Additional investment in sales personnel, advertising and promotions resulted in Selling and Administrative expenses increasing by 4%.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
In prior years, sales growth and efficient operation of the Company was curtailed by a lack of working capital. At June 30, 2012, the Company had net working capital of $260,625. During FY 2013, the company issued 1,600,000 shares of common stock for total net consideration of $96,000. Net working capital decreased to $135,089 at June 30, 2013. As the Company plans to aggressively grow, its investment in sales and marketing will need to continue. There can be no assurances that this level of working capital will be adequate to fund operations until a sustained profitable operating history can be established.

COMPETITION:
The Company experiences substantial competition from a number of suppliers of cleaning and water treatment products, including larger, premium-priced, mid-level and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are many suppliers that compete directly with the Company. The Company believes its products compete primarily on the basis of price, product performance and customer service and the Company does not intend to compete on the basis of premium-priced brand product features.  The cleaning and water treatment products industry is characterized by substantial price competition that is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger, premium-priced or mid-priced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has, in certain cases necessitated, and may continue to necessitate, price reductions by the Company and has, and may continue to, result in lost orders. There can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position.

ENVIRONMENTAL REGULATION:
The Company’s products are subject to various federal, state and local environmental laws and regulations, including those relating to water discharge, and the storage, handling and disposal of a variety of substances. Some of the substances used in the Company’s products are materials regulated by federal or state environmental protection agencies. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements for environmental compliance because of continually changing compliance standards and technology. Consequently, unforeseen expenditures required to comply with such laws and regulations, including unforeseen environmental liabilities, could have a material, adverse effect on the Company's business.

MANAGEMENT'S ASSUMPTIONS REGARDING THE FUTURE MARKET MAY BE FAULTY:
Management assumes there will be a continuing and increased desirability in the retail market for nontoxic, environment- and health-friendly products for cleaning and water treatment use. Should management's assumptions as to this increased desirability be faulty, the Company may have difficulty achieving its planned growth.

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

Item 2. Description of Property

The Company is renting 32,000 square feet of office and warehouse facilities in Kenosha, Wisconsin as part of a three-year lease ending February 1, 2015. This lease has an option to be extended for one year.

Item 3. Legal Proceedings

None

Item 4. Mine  Safety Disclousures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following is the range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2013 and fiscal 2012, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2013
First Quarter	0.10	0.08
Second Quarter	0.10	0.06
Third Quarter	0.08	0.05
Fourth Quarter	0.09	0.05

Fiscal Year Ended June 30, 2012
First Quarter	0.16	0.10
Second Quarter	0.16	0.06
Third Quarter	0.14	0.08
Fourth Quarter	0.11	0.05

As of June 30, 2013, there were approximately 452 Holders.

The Company has never declared a cash dividend.

Transactions involving the Company’s securities during the fiscal year ended June 30, 2012, are summarized below:

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

Transactions involving the Company’s securities during the fiscal year ended June 30, 2013, are summarized below:

On July 2, 2012, the Company repurchased 297,960 shares of common stock from a shareholder for $20,857.

On September 27, 2012, a holder of a $20,000 convertible promissory note converted the note into 200,000 shares of common stock.

On November 16, 2012, the Company issued 84,833 shares of common stock to an unrelated party for accounting services. The Company recorded accounting expense of $5,938 for the shares issued.

On November 16, 2012, the Company issued 80,000 shares of common stock to a related party for consulting services. The Company recorded consulting expense of $5,600 for the shares issued.

On November 16, 2012, the Company issued 300,000 shares of common stock to an unrelated investor for a cash investment of $18,000.

On November 16, 2012, the Company issued 200,000 shares of common stock to an unrelated investor for a cash investment of $12,000.

On November 16, 2012, the Company repurchased 549,914 shares of common stock from a shareholder for $32,995.

On December 3, 2012, the Company issued 666,666 shares of common stock to an unrelated investor for a cash investment of $40,000.

On February 27, 2013, the Company issued 16,667 shares of common stock to a related party for a cash investment of $1,000.

On April 16, 2013, the Company issued 416,667 shares of common stock to an unrelated investor for a cash investment of $25,000.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The majority of the Company’s operating revenues are achieved through the sale of its product lines.  The Company's goal is to achieve sustained and significant profitability through revenues produced by the sale of its nontoxic, earth-, health- and kid-friendly, Pool, Spa, Household Cleaning and other product lines.

Potential Growth Through In-House Marketing and Sales Support:
The Company has placed more focus on new product development of its Natural Choices product line. Consequently, we now have the ability to apply Pacific Sands marketing and sales staff to a fresh, new line of products that, while achieving a relatively significant customer base, has never been aggressively marketed nationally.

Less Reliance on Narrow Market Channels:
To date, Pacific Sands has achieved over 40% of its revenues through the sale of its ecoone® pool and spa water management systems. While management believes that the Company will continue to grow the pool, spa and water maintenance sections of the business at its current rate or better, the addition of new sales channels and markets will serve to insulate the Company from industry-specific slowdowns and enhance the overall stability of the Company's revenue stream.

The market for environment- and health-friendly consumer and commercial cleaning products is still in its relatively early stages but is expanding rapidly. Management believes that the acquisition of Natural Choices, which was already well-established in these markets, places Pacific Sands in an ideal position to actively compete in the environmental products marketplace.

Expanded Business Model to include Contract Manufacturing, Private label and Custom Formulation:
Natural Choices achieves a significant portion of its revenue through private label and custom formulation sales. Pacific Sands will continue to foster and pursue this business model as it offers the fastest track to entry into the ‘big box” distribution. We now manufacture for more than 30 private label and custom formulation customers. A number of these are manufacturers who already have established sales channels of complementary products through national hardware and building supply chains.

Results of Operations for Fiscal Year 2013 compared to Fiscal Year 2012

Results of operations for the fiscal year ending June 30, 2013, compared to the fiscal year ending June 30, 2012:

Revenues and Gross Profit

For the fiscal year ending June 30, 2013, the Company’s net sales were $2,032,057, an increase of 8% compared to net sales of $1,883,013 for the fiscal year ended June 30, 2012. This continued growth was due to several rapidly growing private label distributors increasing orders.

Gross profit for the fiscal year ending June 30, 2013, was $838,312 a 12% increase over the gross profit of $746,070 for the prior year. Gross profit margins increased to 41% in FY 2013 from the 40% level achieved in the prior year due in part to larger private label purchasing price incentives for larger volume purchasing. While the level of profit margins will always be subject to changes in the product mix, the Company believes, as its financial strength continues to grow, it may be able to improve margins with the purchase of larger, and more economic, quantities of raw materials.

Operating Expenses

The Company achieved an 8% increase in sales for the year ending June 30, 2013. To accomplish this the Company invested in sales personnel, marketing and advertising to continue to sustain this robust sales growth. As a result, selling and general administrative expenses increased to $909,828 for the year, 4% increase from the $875,278 level of last year. .

Other Income/Expense

Interest expense increased $16,014 or 82% for the year ended June 30, 2013, compared to the prior year. Although total liabilities increased $109,127 from June 30, 2012, to June 30, 2013, interest-bearing debt was reduced and new debt with lower interest rates replaced higher cost loans.

In October, 2011 the Company sold the direct-to-retail business of Pacific Sands, Inc., including unlimited rights and trademarks related to ecogeeks.com, to the Randum Creative Group, LLC.  At the same time, it also entered into a three-year distributor agreement with Randum. The purchase, valued at $94,876, was made by a former executive officer of the Company, returning 825,000 shares of Pacific Sands, Inc. common stock to the Company. The Company reported a net gain on the sale of $88,795. The former executive officer is the sole member of the Randum Creative Group, LLC.

Net Profit (Loss)

The Company recorded a net loss of $104,482 for the year ended June 30, 2013, compared to a net loss of $12,770 for the year ended June 30, 2012. Income or loss for FY 2012 was affected by one-time items recorded in other income/expense, notably the sale of ecogeeks.com.

The Company chose to invest in sales promotion and personnel to provide growth for the ecoone® product line in FY 2013. As a result, the loss from operations was reduced to $71,517 compared to a loss of $129,208 in FY 2012.

Because of  current and prior net operating losses, there are no income tax expenses for these years. Deferred tax assets for these net operating loss carryforwards have been fully reserved due to the uncertainty of their utilization.

Liquidity and Capital Resources

The Company took additional steps in FY 2013 to improve its liquidity and capital position. Sale of 1,600,000 shares of common stock allowed the company to fund capital improvements.  Net working capital decreased from $260,625 at June 30, 2012, to $135,089 at June 30, 2013.

Management believes that the Company is positioned for continued significant sales growth that will ultimately lead to sustained and significant profitability. This growth will require additional working capital.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its current revenue stream and to continue to provide working capital through loans, vendor credit, and sale of common stock until such time as the Company sustains fiscal profitability through operations.

To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, loans, and private placement stock sales. The Company's failure to continue to obtain adequate financing may jeopardize its plans for growth.

At June 30, 2013, the Company had current assets and total assets of $673,588 and $906,956, respectively, compared to June 30, 2012, when the Company had current assets of $672,536 and total assets of $828,625. Cash and cash equivalents totaled $90,040 and $57,575 on June 30, 2013 and 2012, respectively.

Current liabilities at June 30, 2013, were $538,499 compared to $411,911 at June 30, 2012. At June 30, 2013, current liabilities included accounts payable and accrued expenses of $262,283.

Other non-current liabilities include a note payable to a former executive officer totaling $55,864, note payable to the Kenosha Area Business Alliance totaling $91,065 and a note payable to a shareholder totaling $120,000.

Net cash used in operating activities during the year ended June 30, 2013, was reduced to $52,748 compared to $64,023 used in operating activities during the year ended June 30, 2012. This represents an 18% reduction.

For the year ended June 30, 2013, net cash used in investing activities was $135,703, representing a slight increase in the purchase of property and equipment over the $127,583 used in investing activities during the year ended June 30, 2012.

Net cash provided by financing activities was $220,916 and $239,428 for the years ended June 30, 2013, and 2012, respectively. During FY 2013, net proceeds from the sale of stock was $96,000, down from $203,450 the prior year.  Also during FY 2013, the company received $415,272 from the issuance of debt and repaid $290,356 of outstanding debt.

On June 30, 2013, the Company had an accumulated deficit of $5,480,358 and total stockholders’ equity of $92,728 as compared to June 30, 2012, when the company had an accumulated deficit of $5,375,876 and total stockholders’ equity of $123,524.

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

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2013, and 2012, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2013, and 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2013, and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013, and 2012, in conformity with accounting principles generally accepted in the United States of America.

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
September 26, 2013

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2013, AND 2012

ASSETS

	June 30, 2013	June 30, 2012
Current assets:
Cash and cash equivalents	$90,040	$57,575
Trade receivables, net of allowances for doubtful accounts of $11,425	390,839	385,558
Inventories	180,375	191,690
Other current assets	12,334	37,713
Total Current Assets	673,588	672,536

Property and equipment, net	229,843	151,859
Other assets	3,525	4,230

Total Assets	$906,956	$828,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$228,104	$270,387
Accrued expenses	34,179	31,137
Current portion of notes payable and capital leases	258,616	99,987
Deferred rent expense	17,600	10,400

Total Current Liabilities	538,499	411,911

Notes payable and capital leases	266,929	266,790
Deferred rent expense, less current portion	8,800	26,400

Total Liabilities	814,228	705,101

Stockholders' equity:

Common stock (100,000,000 shares authorized, 64,898,172 and 63,781,213 shares issued and outstanding)	64,898	63,781
Additional paid in capital	5,508,188	5,435,619
Accumulated deficit	(5,480,358)	(5,375,876)
Total Stockholders' Equity	92,728	123,524

Total Liabilities and Stockholders' Equity	$906,956	$828,625

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2013, AND 2012

	2013	2012

Net sales	$2,032,057		$1,883,013
Cost of sales	1,193,745		1,136,943

Gross profit	838,312		746,070

Selling and administrative expenses	909,828		875,278

Loss from operations	(71,516)		(129,208)

Other income (expense)
Interest expense	(35,644)		(19,630)
Settlement of debt and other accrued liabilities	-		52,708
Miscellaneous income	2,678
Loss on disposal of property and equipmet	-		(5,435)
Gain on sale of direct retail business	-		88,795
Total other income/expense	(32,966)		116,438
Loss before income taxes	(104,482)		(12,770)

Income taxes	-		-

Net loss	$(104,482)		$(12,770)

Loss per share:
Basic	$(0.002)	$	*
Diluted	$(0.002)	$	*

Basic and diluted weighted average shares outstanding:
Basic	64,171,974		61,599,828
Diluted	64,171,974		61,599,828
* Less than .001 per share.
See accompanying notes to the financial statements

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2013 AND 2012

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid In Capital	Number of Shares	Amount	Accumulated Deficit	Total

Balance at June 30, 2011	67,856,813	$67,857	$5,382,298	(6,609,187)	$(132,030)	$(5,363,106)	$(44,981)

Issuance of common stock:

For cash	2,543,124	2,543	200,907	-	-	-	203,450

Promissory note conversions	220,000	220	21,780	-	-	-	22,000

For professional services	462,500	462	38,138	-	-	-	38,600

For purchase equipment	250,000	250	19,750	-	-	-	20,000

Retire Treasury Shares	(6,609,187)	(6,609)	(125,421)	6,609,187	132,030		-

Sale of direct retail business	(825,000)	(825)	(94,050)	-	-	-	(94,875)

Repurchase of common stock – retired	(117,037)	(117)	(7,783)	-	-	-	(7,900)

Net loss	-	-	-	-	-	(12,770)	(12,770)

Balance at June 30, 2012	63,781,213	$63,781	$5,435,619	-	$-	$(5,375,876)	123,524

Issuance of common stock:

For cash	1,600,000	1,600	94,400	-	-	-	96,000

Promissory note conversions	200,000	200	19,800	-	-	-	20,000

For professional services	164,833	165	11,373	-	-	-	11,538

Repurchase of common stock – retired	(847,874)	(848)	(53,004)	-	-	-	(53,852)

Net loss	-	-	-	-	-	(104,482)	(104,482)

Balance at June 30, 2013	64,898,172	$64,898	$5,508,188	-	$-	$(5,480,358)	$92,728

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,482)	$(12,770)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	57,719	30,408
Amortization of debt discount	-	1,514
Gain on sale of direct retail business	-	(88,795)
Common shares issued for services and compensation	11,538	38,600
Loss on disposal of property and equipment	-	5,435
Deferred rent expense	(10,400)	36,800
Gain from debt settlement Changes in assets and liabilities -	-	(52,708)
Trade accounts receivable	(5,281)	(51,047)
Inventories	11,315	(20,935)
Other assets	26,084	(31,462)
Accounts payable and other current liabilities	(39,241)	80,937
Net Cash Used in Operating Activities	(52,748)	(64,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(135,703)	(127,583)
Net Cash Used in Investing Activities	(135,703)	(127,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	96,000	203,450
Proceeds from notes payable issued	415,272	118,127
Repurchase of common stock-retired	-	(7,900)
Repayment of notes payable and long term obligations	(290,356)	(74,249)
Net Cash Provided by Financing Activities	220,916	239,428

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,465	47,822

CASH AND CASH EQUIVALENTS
Beginning of year	57,575	9,753

End of year	$90,040	$57,575

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2013, AND 2012

Supplemental disclosures of cash flow information:
	2013	2012
Cash paid during the period for:
Interest	$25,806	$24,223
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$20,000	$22,000
Acquisition of equipment for common stock	$-	$20,000
Acquisition of stock for note payable	$53,852	$7,900

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

1.      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc., with the right to do business as Natural Water Technologies (the "Company" or “Pacific Sands”), was incorporated in Nevada on July 7, 1994.

Pacific Sands Inc. develops, manufactures, markets and sells a range of nontoxic, environmentally friendly cleaning and water treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial).

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands’ distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded products are sold in numerous retail outlets around the country and in Europe, as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $57,719 and $30,408 during the years ended June 30, 2013, and 2012, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a bill-and-hold arrangement. Under a bill-and-hold arrangement, revenue is recognized when the product is manufactured, invoiced and set aside in a specifically designated finished goods area. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a bill-and-hold arrangement have committed to purchases and have specifically requested they be on a bill-and-hold arrangement. In all cases goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These bill-and-hold goods are either privately labeled or set aside exclusively for the customer’s use.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2013, and 2012, advertising and promotion costs totaled $64,593 and $53,017, respectively.

PACIFIC SANDS, INC.
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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The Company’s income tax returns for the year’s ending June 30, 2010, 2011, and 2012 are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables.  Management believes that the current specific and general receivable reserves aggregating $11,425 is adequate as of June 30, 2013, and 2012, respectively.

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

PACIFIC SANDS, INC.
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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

2.      GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2013, the Company has incurred cumulative losses of $5,480,358 and has stockholders’ equity of $92,728.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3.      INVENTORIES

Inventories at June 30, 2013, and 2012 consisted of the following:

	June 30, 2013	June 30, 2012
Raw materials	$155,531	$162,887

Finished goods	24,844	28,803

Total	$180,375	$191,690

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

4.      ACCRUED EXPENSES

Accrued expenses at June 30, 2013, and 2012 consisted of the following:

	June 30, 2013	June 30, 2012
Accrued compensation	$19,207	$19,435
Accrued payroll taxes	1,833	8,764
Accrued expenses - other	3,769	-
Accrued professional fees	-	238
Accrued interest	9,370	2,700
Total	$34,179	$31,137

5.      NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2013, and 2012 consisted of the following:

	June 30, 2013	June 30, 2012
1. Promissory Note – unrelated party	$10,000	$-
2. J.P. Morgan Chase – business line of credit	14,993	34,991
3. Notes payable – stockholders	206,344	55,400
4. Convertible notes payable – net of discount	-	20,000
5. Notes payable – former executive officer	101,253	146,641
6. Promissory Note – Kenosha Area Business Alliance	106,528	58,046
7. Federal payroll taxes payable	18,339	51,699
8. Capital leases	3,088	-
9. Note payable – related party	65,000	-
	525,545	366,777
Less current maturities	258,616	99,987
	$266,929	$266,790

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	The Company issued an unsecured promissory note to an unrelated party for the amount of $10,000. The note bears 10% interest per annum and is payable on demand.

(2)
On July 27, 2007, the Company executed a promissory note pursuant to a business line of credit ("BLOC") with JP Morgan Chase Bank, NA.  The credit line has been closed. The interest rate is prime interest rate plus 1.5%. The Company must pay all accrued interest on a monthly basis.  The promissory note is secured by the assets of the Company.

As of June 30, 2013, the balance of this note is $14,993.

(3)
On October 17, 2012, the Company issued an unsecured promissory note to a shareholder for the amount of $120,000.  The note is due on March 31, 2016, and accrues interest at the rate of 12.08% per annum, interest payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder. On June 10, 2013, the Company issued an unsecured promissory note to a shareholder for the amount of $70,000.  The note is due on July 8, 2013, and accrues interest at the rate of 9% per annum, interest payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder. On November 16, 2012, the Company issued a note payable to a shareholder in the amount $27,595 for the repurchase of common stock. The note is unsecured and bears interest at the rate of 0% per annum. The balance on this note is $2,300. Additionally, on June 26, 2013, the Company issued a note payable to a shareholder in the amount $14,044. The note is unsecured, bears interest at the rate of 0% per annum and is payable on demand.

(4)
On October 1, 2008, the Company executed convertible notes payable (the “Notes”) to eight investors for a total of $82,000. Interest accrues at a rate of 12% per annum and is payable quarterly. The Notes matured on October 1, 2011, at which time all outstanding principal was payable in full in the form of freely tradable common stock of the Company at an agreed upon conversion price of $0.10 (ten cents) per share. The Company had the right, but not the obligation, to pay up to one half of the principal balance in cash. On November 1, 2009, the Company executed new convertible notes payable (the “New Notes”) in the amount of $56,500 to the same investors under the same terms as the Notes. The New Notes were due to mature on November 1, 2012. One note was converted on June 30, 2012 and the other note was converted on September 27, 2012. On December 1, 2010, the Company executed new convertible notes payable (the “2010 Notes”) in the amount of $6,000 to one of the original investors under the same terms as the Notes. The 2010 Notes mature on December 1, 2013. Pursuant to a Stock Pledge Agreement dated October 1, 2009, each Note and each New Note is secured by the number of shares of common stock of the Company necessary to satisfy the entire principal amount at the agreed upon price of $0.10 (ten cents) per share. During the year ended June 30, 2012, $22,000 of the notes were converted to 1,277,838 shares of the Company’s common stock. For the years ended June 30, 2012, the Company recorded $1,514 of interest expense for the amortization of the discount.

(5)
On October 1, 2012, the Company issued an unsecured promissory note to a related party for the amount of $181,558.  The note is due on October 1, 2015, and accrues interest at the rate of 3% per annum, interest payable quarterly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder.

The balance due June 30, 2013, is $101,253.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

(6)
KABA Loan and Security Agreement

In March 2012, the Company and Kenosha Area Business Alliance, Inc., a Wisconsin not-for-profit corporation (“KABA”), executed a Loan and Security Agreement (“the Loan Agreement”), whereby the Company may borrow up to $125,000 from KABA’s City Loan Fund (the “City Loan”)  for business relocation expenses to the city of Kenosha, construction of leasehold improvements and machinery and equipment.

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

The balance of the City loan as of June 30, 2013, is $106,528.

(7)
On June 1, 2012, the Company entered into an agreement with the Internal Revenue Service in the amount of $51,699 for past due withholding taxes. This agreement accrues interest at the rate of 3% per annum. The agreement requires payments of $2,000 per month until the balance is paid.

As of June 30, 2013, the balance is $18,339 plus accrued interest and penalties, which are included in accrued expenses.

(8)
On December 1, 2012, the Company entered into a lease-to-own agreement for the purchase of a new air compressor. The purchase price was $10,088 and bears interest at 0% per annum.

The balance due June 30, 2013, is $3,088.

(9)	On June 12, 2013, the Company issued a note payable to a related party in the amount of $65,000. The note is due on August 1, 2013, and bears interest at the rate of 6% per annum.

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending June 30,

2014	$258,616
2015	61,806
2016	147,903
2017	18,504
2018	19,645
2019 and thereafter	19,071

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

6.      STOCKHOLDERS’ EQUITY

Transactions for the years ended June 30, 2013, and 2012 are as follows:

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

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

On July 2, 2012, the Company repurchased 297,960 shares of common stock from a shareholder for $20,857.

On September 27, 2012, a holder of a $20,000 convertible promissory note converted the note into 200,000 shares of common stock.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

On November 16, 2012, the Company issued 84,833 shares of common stock to an unrelated party for accounting services. The Company recorded accounting expense of $5,938 for the shares issued.

On November 16, 2012, the Company issued 80,000 shares of common stock to a related party for consulting services. The Company recorded consulting expense of $5,600 for the shares issued.

On November 16, 2012, the Company issued 300,000 shares of common stock to an unrelated investor for a cash investment of $18,000.

On November 16, 2012, the Company issued 200,000 shares of common stock to an unrelated investor for a cash investment of $12,000.
On November 16, 2012, the Company repurchased 549,914 shares of common stock from a shareholder for $32,995.

On December 3, 2012, the Company issued 666,666 shares of common stock to an unrelated investor for a cash investment of $40,000.

On February 27, 2013, the Company issued 16,667 shares of common stock to a related party for a cash investment of $1,000.

On April 16, 2013, the Company issued 416,667 shares of common stock to an unrelated investor for a cash investment of $25,000.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

8.      LEASE COMMITTMENTS

The Company is renting 32,000 square feet of office and warehouse facilities on a three-year lease arrangement which began February 1, 2012. Rent expense for the years ended June 30, 2013, and 2012 was $118,829 and $107,229, respectively. Deferred rent of $36,800 was recorded for the year ended June 30, 2012, due to an initial rent holiday and rent escalations related to the new lease. Deferred rent is being amortized over the term of the lease.

Future minimum rental payments are as follows for the years ended June 30,

2014	$129,600
2015	$64,800

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2013	June 30, 2012

Net loss - basic	$(104,482)		$(12,770)
Interest expense on conversion of promissory notes	-		2,700
Net loss - diluted	(104,482)		(10,070)

Weighted average shares - basic	64,171,974		61,599,828

Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes	-		-

Weighted average shares - diluted	64,171,974		61,599,828

Loss per share:
Basic	$(0.002)	$	*
Diluted	$(0.002)	$	*

 * Less than .001 per share.

As of June 30, 2013, there are no anti-dilutive shares.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.    INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2013, and 2012 were as follows:

	June 30, 2013	June 30, 2012
Net operating loss carryforwards	$1,363,000	$1,320,000
Deferred compensation	43,000	62,000
Deferred rent expense	11,000	15,000
Accounts receivable allowance	5,000	5,000

Valuation allowance	(1,420,000)	(1,402,000)
Net Deferred Tax Asset	$--	$--

At June 30, 2013, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,246,000 which, if unused to offset future taxable income, will expire in years beginning in 2019.

11.    RELATED PARTY TRANSACTIONS

An unsecured loan was issued to the Company from a related party during the year in the amount of $65,000. The loan is payable in full on August 1, 2013 and bears interest in the amount of 6% per annum. The related party is a beneficial owner who owns 10.8% of the Company’s common stock as of June 30, 2013.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

12.    CONCENTRATIONS

For the year ended June 30, 2013, the Company’s two largest customers accounted for 42% and 11% of sales, respectively and accounts receivable amounts are 43% and 14%, respectively.  For the year ended June 30, 2012, the Company's two largest customers accounted for 32% and 21% of sales, respectively and accounts receivable balances are 32% and 21%, respectively.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net sales	$432,842	$431,153	$573,335	$594,727

Gross profit	201,740	166,471	207,268	262,833

Net income (loss)	(26,994)	(96,580)	(36,113)	55,205

Income (loss) per share:
Basic	*	(0.002)	(0.001)	0.001
Diluted	*	(0.002)	(0.001)	0.001

Weighted average shares
Basic	63,495,187	63,905,930	64,470,950	64,829,478
Diluted	63,495,187	63,905,930	64,470,950	64,829,478

	Quarter ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net sales	$352,830	$416,217	$428,696	$685,270

Gross profit	121,854	176,145	156,001	292,070

Net income (loss)	(88,840)	108,528	(80,235)	47,777

Income (loss) per share:
Basic	(0.001)	0.002	(0.001)	*
Diluted	(0.001)	0.002	(0.001)	*

Weighted average shares
Basic	61,247,626	60,433,115	61,247,288	60,576,400
Diluted	61,247,626	60,853,115	61,247,288	61,528,465
* Less than .001 per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this   Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and chief financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of June 13, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that there was a significant deficiency in our internal control over financial reporting

The significant deficiency related to a lack of segregation of duties due to the small number of employees involved with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2013.

There no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as it is not required.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person.

Name	Age	Position with the Company

Michael D. Michie	52	President & CEO/CFO and Director
Thomas Paulsen	50	Director
John D. Hagarty	74	Director

Michael D. Michie - Michael D. Michie was appointed President and CEO on September 30th, 2011, by the Board of Directors. Mr. Michie retains his position as CFO/Treasurer per his appointment on June 14, 2004. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility. Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont's "commitment to excellence" award. Mr. Michie graduated from Carthage College in 1988.

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

Dr. John Hagarty – Since his retirement in 1999 from SC Johnson Wax, where he served as Senior Research Chemist, Dr. Hagarty has worked as an independent consultant. Dr. Hagarty has, as a consulting scientist, managed new product development at Pacific Sands, and has supervised the final development of nontoxic, earth- and health-friendly pet care, household cleaning and other product lines. Currently, Dr. Hagarty spearheads new product development at Pacific Sands. Dr. Hagarty earned his PhD in Organic Chemistry from Duquesne University.

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers and Directors.  Compensation data is shown for the fiscal years ended June 30, 2013, and 2012.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (b)	Bonus	Restricted Stock Awards (b)	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation	Total
Michael D. Michie	2013	$121,496	-	$--	-	-	-	$121,496
President and Chief Executive Officer	2012	$81,065	--	$--	--	--	-	$81,065
Chief Financial Officer (a)
Thomas Paulson	2013	--	--	$--	--	--	--	$0
Secretary of the Board of Directors	2012	--	--	$--	--	--	--	$0

John Hagarty (b)	2013	$9,600	--	$--	--	--	--	$9,600
Director (b)	2012	$16,000	--	$--	--	--	--	$16,000

(a)
On September 30, 2011, Michael Wynhoff resigned as President of the Company and Director. At that time, Michael Michie was appointed President & Chief Executive Officer while also maintaining his position as Chief Financial Officer.

(b)	Compensation for services was paid in the form of restricted stock.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, and by all of the Company's directors and executive officers as a group as of June 30, 2013.

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Common	Michael L. Wynhoff 7219 147th Avenue Kenosha, WI 53143	3,393,428	5.2%

Common	Catherine & Marion Myers 4611 Green Bay Road Kenosha, WI 53144	3,323,500	5.1%

Common	Dr. Clifton Peterson 7022 Third Avenue Kenosha, WI 53143	7,041,433	10.8%

Common	Robert Middleton 535 Robert Road Winthorp Harbor, IL 60095	4,166,587	6.4%

Common	Michael D. Michie 4611 Green Bay Road Kenosha, WI 53144	3,026,700	4.6%

Common	John D. Hagarty 4611 Green Bay Road Kenosha, WI 53144	1,222,771	1.9%

Common	Thomas Paulsen W28164 Steepleview Court Hartland, WI 53029	1,027,923	1.6%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Sassetti LLC, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2013	Fiscal 2012
Audit fees (1)	$38,220	$34,215
Audit related fees	$-	$-
Tax fees	$2,525	$3,995

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Item 15. Exhibits

(a) Attached Exhibits

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

September 26, 2013