Form 10-Q
period 2013-09-30
PACIFIC SANDS INC
filed 2013-11-14
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 2013OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________________to______________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2013 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	64,398,172

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2013, AND JUNE 30, 2013

ASSETS

	September 30, 2013	June 30, 2013
Current assets:	(Unaudited)
Cash and cash equivalents	$51,314		$90,040
Trade receivables, net of allowances for doubtful accounts of $ 11,425	308,044		390,839
Inventories	213,245		180,375
Other current assets	22,282		12,334
Total Current Assets	594,885		673,588

Property and equipment, net	223,097		229,843
Other Assets	3,350		3,525
Total Assets	$821,332		$906,956

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:		$
Accounts payable	$257,668		228,104
Accrued expenses	24,451		34,179
Current portion of notes payable and capital leases	197,990		258,616
Deferred Rent expense	17,600		17,600

Total Current Liabilities	497,709		538,499

Notes payable and capital leases, less current portion	250,697		266,929
Deferred rent expense, less current portion	4,400		8,800
Total Liabilities	752,806		814,228

Stockholders' deficit
Common stock (100,000,000 shares authorized, 64,398,172 shares issued and outstanding as of September 30, 2013 and 64,898,172 shares issued and outstanding as of June 30, 2013)	64,398		64,898
Additional paid in capital	5,483,688		5,508,188
Accumulated deficit	(5,479,560)		(5,480,358)
Total Stockholders' Equity	68,526		92,728

Total Liabilities and Stockholders' Equity	$821,332		$906,956

See accompanying notes

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three months ended September 30,
	2013	2012

Net sales	$537,353	$432,842
Cost of sales	317,209	231,102

Gross profit	220,144	201,740

Selling and administrative expenses	208,792	223,560

Income (Loss) from operations	11,352	(21,820)

Other income/expense
Other income	409	-
Interest expense	(10,963)	(5,174)
	(10,554)	(5,174)

Income (Loss) before income taxes	798	(26,994)

Income taxes	-	-

Net income (loss)	$798	$(26,994)

Basic and diluted net income (loss) per share	$-	$(0. 0004)

Basic and diluted weighted average shares outstanding	64,566,650	63,495,187

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net income (loss)	$798	$(26,994)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	15,800	12,908
Deferred rent	(4,400)	(800)
Changes in assets and liabilities -
Trade accounts receivable	82,795	30,018
Inventories	(32,870)	32,061
Other assets	(9,773)	10,174
Accounts payable and other current liabilities	19,836	(56,231)

Net Cash Provided by Operating Activities	72,186	1,136

Cash flows from investing activities
Purchase of equipment	(9,054)	(68,051)

Net Cash Used in Investing Activities	(9,054)	(68,051)

Cash flows from financing activities
Proceeds from notes payable	41,797	102,500
Repayment of notes payable and long term obligations	(143,655)	(77,965)

Net Cash (Used in) Provided by Financing Activities	(101,858)	24,535

Net decrease in cash and cash equivalents	(38,726)	(42,380)

Cash and cash equivalents:
Beginning of period	90,040	57,575

End of period	$51,314	$15,195

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,608	$5,174
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities:
Conversion of debt to equity	$-	$20,000
Acquisition and retirement of stock for note payable	$25,000	$20,857

See accompanying notes.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported elsewhere in this Form 10-Q have been omitted.

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

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $15,800 and $12,908 during the three months ended September 30, 2013 and 2012, respectively.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserve of $11,425 is adequate as of September 30, 2013.

Basic and Diluted Net Income (Loss) Per Share- Basic income (loss) per share is based upon the weighted average number of common shares outstanding.  Dilutive convertible shares have been included in the computation of the weighted average number of shares outstanding for dilutive net earnings per common share.  Dilutive shares and stock options have not been included in the computation of net loss per common share, as the effect would be anti-dilutive.
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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.             GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2013, the Company has incurred cumulative losses of $5,479,560.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.            INVENTORIES

Inventories at September 30, 2013 and June 30, 2013 consisted of the following:

	September 30, 2013	June 30, 2013
Raw materials	$164,921	$155,531
Finished goods	48,324	24,844
Total	$213,245	$180,375

5.            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2013 and June 30, 2013 consisted of the following:

	September 30, 2013	June 30, 2013
Furniture and office equipment	$32,966	$32,966
Manufacturing equipment	202,770	193,948
Leasehold improvements	80,650	80,650
Computer software	52,150	51,918
Office equipment	52,706	52,706

Less accumulated depreciation and amortization	(198,145)	(182,345)
Property and equipment, net	$223,097	$229,843

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.            ACCRUED EXPENSES

Accrued expenses at September 30, 2013 and June 30, 2013 consisted of the following:
	September 30, 2013	June 30, 2013
Accrued compensation	$12,447	$19,207
Accrued payroll taxes	1,126	1,833
Accrued other expense	2,337	2,377
Accrued health insurance	1,446	1,392
Accrued interest	7,095	9,370
Total	$24,451	$34,179

7.           NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2013 and June 30, 2013 consisted of the following:

	September 30, 2013	June 30, 2013
J.P. Morgan Chase – business line of credit	$11,170	$14,993
Federal payroll tax installment agreement	12,339	18,339
Notes payable - stockholders	167,396	206,344
Promissory Note – Unrelated party	-	10,000
Note payable – former executive officer	89,033	101,253
Promissory Note – Kenosha Area Business Alliance	102,749	106,528
Capital Lease	1,000	3,088
Note payable – related party	65,000	65,000
	448,687	525,545
Less current maturities	197,990	258,616
	$250,697	$266,929

On July 3, 2013, the Company repurchased 500,000 shares of common stock from a shareholder for $25,000 in the form of a note payable.  The remaining loan balance of $17,000 is included in notes payable - stockholders as of September 30, 2013.  The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending September 30,

2014	$197,990
2015	60,308
2016	137,692
2017	18,783
2018	19,942
2019 and thereafter	13,972

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.          INCOME (LOSS) PER SHARE

Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three months ended September 30,
	2013	2012
Numerator:
Basic and diluted income (loss)	$798	$(26,994)

Denominator:
Basic and diluted per share data - weighted average shares	64,566,650	63,495,187

Basic and diluted income (loss) per share	$-	$(.0004)

There were no common Stock equivalents as of September 30, 2013 and 2012.

9.           INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Net operating loss carryforwards	$1,360,000	$1,360,000
Deferred compensation	37,000	43,000
Deferred rent expense	9,000	11,000
Accounts receivable allowance	5,000	5,000
Valuation allowance	(1,411,000)	(1,419,000)
Net deferred tax asset	$--	$--

At September 30, 2013, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,138,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

In mid February of 2008, the Company acquired Natural Choices Home Safe Products, LLC (“Natural Choices”), a developer and manufacturer of environmentally friendly cleaning and laundry products. The acquisition added dozens of new products to the Pacific Sands portfolio of earth-, health-, pet- and kid-friendly offerings, including Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. The Company now has a large selection of oxygen-bleach based formulations available both for retail distribution under its ecoone®, e-2 elemental earth® and Natural Choices brands as well as for contract manufacturing and private label.

The Company's goal is to achieve sustained profitability through revenues achieved by marketing and sales of its nontoxic, earth-, health- and kid-friendly, ecoONE® Pool, Spa, Household Cleaning and other product lines.

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

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2013 compared to the three months ending September 30, 2012.

For the three months ended September 30, 2013, net sales were $537,353, an increase of 24% over net sales of $432,842 for the three months ended September 30, 2012. This increase in sales was due to continued growth in private label sales.

For the three months ended September 30, 2013, cost of sales was $317,209 compared to $231,102 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 47% for the three months ended September 30, 2012, to 41% for the current fiscal quarter as private label sales are sold at a reduced margin.

For the three months ended September 30, 2013 and 2012, selling and general administrative expenses were $208,792 and $223,560, respectively. The decrease was due to a reduction in trade show attendance and associated labor expenses.

Interest expense for the three months ended September 30, 2013 was $10,963 compared to $5,174 for the three months ended September 30, 2012.

The Company recorded net income of $798 or $0.0000 income per share for the three months ended September 30, 2013 as compared to a net loss of $26,994 or $0.0004 loss per share for the three months ended September 30, 2012.

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

At September 30, 2013, the Company had current assets of $594,885 and total assets of $821,332, compared to June 30, 2013, when current assets were $673,588 and total assets were $906,956. Cash and cash equivalents at September 30, 2013, was $51,314 compared to $90,040 at June 30, 2013. As of September 30,2013, the Company had inventory of $213,345, compared to June 30, 2013 when inventory was $180,375. Inventory levels increased due to strategic sourcing and volume purchasing of commodity materials to achieve better margins. Standard receivables management resulted in a decrease in accounts receivable to $308,044 at September 30, 2013, from $390,839 at June 30, 2013.

Current liabilities at September 30, 2013, were $497,709 as compared to $538,499 at June 30, 2013. Current liabilities include accounts payable, current portion of notes payable and capital lease obligations and accrued expenses. At September 30, 2013, the Company had an outstanding line of credit balance totaling approximately $11,169, which has since been closed.

Non-current liabilities include a $43,644 note payable due a former executive officer of the Company and a note payable to Kenosha Area Business Alliance for $87,053 and others.

The Company had working capital of approximately $97,176 and $135,089 at September 30, 2013, and June 30, 2013, respectively.

On September 30, 2013, the Company had an accumulated deficit of $5,479,560 and total stockholders’ equity of $68,526.

Net cash provided by operating activities during the three months ended September 30, 2013, was $72,186 compared to $1,136 provided by operating activities during the three months ended September 30, 2012.

During the three months ended September 30, 2013, net cash used in investing activities was $9,054. For the three months ended September 30, 2013, net cash used by financing activities was $101,858, which included proceeds of $41,797 from debt issued and $143,655 of debt repayments.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
Since commencing operations the Company has been profitable in fiscal year 2011. The Company has had profitable quarters in each of the past 4 fiscal years, which reduced the fiscal year losses. The Company may or may not, in the future, generate sufficient revenues to achieve sustainable profitability.

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

COMPETITION:
The Company’s current branded products market share is minimal compare to the overall marketplace. The Company’s product quality and price performance is competitive to superior compared to other brands in the marketplace.

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

As reported in our Annual Report on Form 10-K for the year ended June 30, 2013, management is aware that there is a significant deficiency in the Company’s internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2013.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

PACIFIC SANDS, INC.

Dated: November 14, 2013	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer