Form 10-Q
period 2013-12-31
PACIFIC SANDS INC
filed 2014-02-14
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-29483

(Exact Name of Registrant as specified in its charter)

Nevada	88-0322882
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4611 Green Bay Road Kenosha, WI	53144
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (262) 925-0123

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 2014 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	64,381,505

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND JUNE 30, 2013

ASSETS

	December 31, 2013	June 30, 2013
Current assets:	(Unaudited)
Cash and cash equivalents	$13,216	$90,040
Trade receivables, net of allowances for doubtful accounts of $11,425	429,626	390,839
Inventories	201,205	180,375
Other current assets	15,015	12,334
Total Current Assets	659,062	673,588

Property and equipment, net	213,732	229,843
Other Assets	3,173	3,525

Total Assets	$875,967	$906,956

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$327,368	$228,104
Accrued expenses	40,282	34,179
Deferred rent expenses	17,600	17,600
Current portion of notes payable and capital leases	221,877	258,616
Total Current Liabilities	607,127	538,499

Notes payable	236,149	266,929
Deferred Rent	-	8,800
Total Liabilities	843,276	814,228

Stockholders' deficit
Common stock (100,000,000 shares authorized, 64,298,172 and 64,898,172 shares issued and outstanding, as of December 31, 2013 and June 30,2013 respectively.)	64,298	64,898
Additional paid in capital	5,509,527	5,508,188
Accumulated deficit	(5,541,134)	(5,480,358)
Total Stockholders' Equity	32,691	92,728

Total Liabilities and Stockholders' Equity	$875,967	$906,956

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Net sales	$727,732	$431,153	$1,265,085	$863,995
Cost of sales	431,821	2 264,682	749,030	481,224

Gross profit	295,911	166,471	516,055	382,771

Selling and administrative expenses	347,627	253,173	556,419	476,733

Income (Loss) from operations	(51,716)	(86,702)	(40,364)	(93,962)

Other income (expense)
Other income	300	-	709	-
Interest expense	(10,158)	(9,878)	(21,121)	(15,052)

Loss before income taxes	(61,574)	(96,580)	(60,776)	(109,014)

Income taxes	-	-	-	-

Net loss	$(61,574)	$(96,580)	$(60,776)	$(109,014)

Earnings (loss) per share:
Basic	$(0.001)	$(0.002)	$(0.001)	$(0.002)
Diluted	$(0.001)	$(0.002)	$(0.001)	$(0.002)

Weighted average share outstanding:
Basic	64,397,085	63,905,930	64,481,868	63,700,559
Diluted	64,397,085	63,905,930	64,481,868	63,700,559

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(60,776)	$(109,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	31,942	27,664
Stock options	31,739	-
Common shares issued for services	-	9,809
Deferred Rent	(8,800)	(1,600)
Changes in assets and liabilities -
Trade accounts receivable	(38,787)	(22,595)
Inventories	(20,830)	16,370
Other assets	(2,329)	18,904
Accounts payable and other current liabilities	105,367	16,128

Net Cash Provided by (Used in) Operating Activities	37,526	(44,344)

Cash flows from investing activities:
Purchases of equipment	(15,831)	(106,144)
Net Cash Used in Investing Activities	(15,831)	(106,144)

Cash flows from financing activities:
Proceeds from common stock issued	-	70,000
Proceeds from notes payable	140,957	187,500
Repayment of notes payable and long term obligations	(239,476)	(126,324)

Net Cash Provided by (Used in) Financing Activities	(98,519)	131,176

Net decrease in cash and cash equivalents	(76,824)	(19,302)

Cash and cash equivalents:
Beginning of period	90,040	57,575

End of period	$13,216	$38,273

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,557	$8,491
Income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Conversion of debt to equity	$-	$20,000
Acquisition of stock for note payable	$31,000	$53,852
Conversion of accrued compensation and professional fees to equity	$-	$9,809

See accompanying notes.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2013  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported elsewhere in this Form 10-Q have been omitted.

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $31,942 and $27,664 during the six months ended December 31, 2013 and 2012, respectively.

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

The Company’s income tax returns for the year’s ending June 30, 2010, 2011, 2012 and 2013 are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $11,425 are adequate as of December 31, 2013 and June 30, 2013.

Stock Based Compensation – We recognize compensation expense for share based awards using the fair value of the option at the time of the grant and amortizing the fair value over the estimated service period on the straight-line attribute method.

PACIFIC SANDS, INC.
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

Recent Accounting Pronouncements – Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2013, the Company has incurred cumulative losses of $5,541,134.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at December 31, 2013, and June 30, 2013, consisted of the following:

	December 31, 2013	June 30, 2013
Raw materials	$170,172	$155,531
Finished goods	31,033	24,844
Total	$201,205	$180,375

5.               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013, and June 30, 2013, consisted of the following:

	December 31, 2013	June 30, 2013
Furniture and office equipment	$34,514	$32,966
Manufacturing equipment	207,999	193,948
Office equipment	52,706	52,706
Leasehold improvements	80,650	80,650
Computer software	52,151	51,918
Total	428,020	412,188
Less accumulated depreciation and amortization	(214,288)	(182,345)
Property and equipment, net	$213,732	$229,843

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at December 31, 2013, and June 30, 2013, consisted of the following:

	December 31, 2013	June 30, 2013
Accrued compensation	$26,632	$19,207
Accrued payroll withholding taxes and penalties	6,104	1,833
Accrued professional fees	3,778	3,769
Accrued employee health insurance	1,014	-
Accrued interest	2,754	9,370
Total	$40,282	$34,179

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at December 31, 2013, and June 30, 2013, consisted of the following:

	December 31, 2013	June 30, 2013
J.P. Morgan Chase – business line of credit	$-	$14,993
Notes payable - stockholders and directors	202,000	206,334
Promissory note – unrelated party	-	10,000
Capital leases	-	3,088
Note payable – related party	65,000	65,000
Promissory Note – Kenosha Area Business Alliance	98,912	106,528
Federal payroll taxes payable	13,555	18,339
Notes payable – former executive officer	78,559	101,253
	458,026	525,545
Less current maturities	221,877	258,616
	$236,149	$266,929

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2014	$221,877
2015	50,084
2016	137,958
2017	19,066
2018	20,242
2019 and thereafter	8,799

8.               STOCKHOLDERS’ DEFICIT

On August 1, 2013, the Company repurchased 500,000 shares of common stock from a shareholder in exchange for a note payable for $25,000.

On December 31, 2013, the Company repurchased 100,000 shares of common stock from a shareholder in exchange for a note payable for $6,000.

On June 15, 2010, Pacific Sands, Inc.’s Board of Directors (the “Board”) adopted the 2010 Equity Incentive Plan ("2010 Plan"), authorizing issuance of 4,000,000 shares of common stock for employees, officers, directors and consultants for services.

On November 15, 2013, the Company granted an outside consulting firm options to purchase 3,174,000 shares of common stock under the plan at an exercise price of $0.06 per share which expire October 31, 2014. Eight (8) percent of the options vested immediately on the grant date with the remaining Ninety Two (92) percent vesting equally each month until October 31, 2014. The Company recorded a total expense of approximately $31,739 related to these options during the period ended December 31, 2013. The intrinsic value of these options on the grant date was $190,434 as the closing stock price on the grant date was $0.06. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	10
Risk free rate of return	2.710%
Dividend yield	0
Expected volatility	262%

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

9.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended December 31,		Six months ended December 31,

	2013	2012	2013	2012

Net earnings (loss) - basic	$(61,574)	$(96,580)	$(60,776)	$(109,014)
Interest expense on conversion of promissory notes	-	-	-	2,700
Net earnings (loss) diluted	(61,574)	(96,580)	(60,776)	(106,314)
Weighted average shares - basic	64,397,085	63,905,930	64,481,868	63,700,559
Weighted average shares - diluted	64,397,085	63,905,930	64,481,868	63,700,559
Earnings (loss) per share
Basic	$(0.001)	$(.002)	(0.001)	$(0.002)
Diluted	$(0.001)	$(.002)	(0.001)	$(0.002)

* Stock options were excluded from the 2012 calculation as their effect was anti-dilutive.

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013	June 30, 2013
Net operating loss carryforwards	$1,337,000	$1,363,000
Deferred compensation	33,000	43,000
Deferred rent expense	7,000	11,000
Accounts receivable allowance	5,000	5,000
Valuation allowance	(1,382,000)	(1,422,000)
Net deferred tax asset	$--	$--

At December 31, 2013, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,170,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

Management believes the Company must continue to provide new and innovative products and branding to the consumer in order to grow its business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, management believes these activities demonstrate the Company’s commitment to future growth. Concurrent with the R&D efforts the company continues to consult with outside marketing companies to help enhance the value of the Company’s current and future products, sales techniques and production efforts.

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2013, compared to the three months ending December 31, 2012.

For the three months ended December 31, 2013, net sales were $727,732, an increase of 69% over net sales of $431,153 for the three months ended December 31, 2012. This change was due to an increase in private label product sales.

For the three months ended December 31, 2013, cost of sales was $431,821 compared to $264,682 for the same period in the previous fiscal year.  The Company’s gross margin increased from 39% for the three months ended December 31, 2012 to 41% for the current fiscal quarter due to purchasing and manufacturing efficiencies.

For the three months ended December 31, 2013 and 2012, selling and general administrative expenses were $347,627 and $253,173, respectively. This 37% increase in operating expenses is due to investment into sales and marketing efforts.

Interest expense for the three months ended December 31, 2013 was $10,158 a 3% increase from the $9,878 recorded for the three months ended December 31, 2012.  This was caused by an increase of total liabilities for the Company from $814,228 on December 31, 2012 to $843,276 on December 31, 2013. The Company secured short term financing to fund operations.

The Company recorded a net loss of $61,574 or $0.001 loss per share for the three months ended December 31, 2013 as compared to a net loss of $96,580 or $0.002 loss per share for the three months ended December 31, 2012.

Results for the six months ending December 31, 2013, compared to the six months ending December 31, 2012.

For the six months ended December 31, 2013, net sales were $1,265,085, an increase of 46% over net sales of $863,995 for the six months ended December 31, 2012. This was due to an increase in sales from current private label customers and the acquisition of new customers.

For the six months ended December 31, 2013, cost of sales was $749,030 compared to $481,224 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 44% for the six months ended December 31, 2012 compared to 41% for the current fiscal year to date. This decrease was due to the addition of employees for production and quality assurance.

For the six months ended December 31, 2013, and 2012, selling and general administrative expenses were $556,419 and $476,733, respectively, or a 17% increase. The increase is due to investment into sales, promotion, marketing research and brand development.

Interest expense for the six months ended December 31, 2013, was $21,121 compared to $15,052 for the six months ended December 31, 2012.  This 40% increase is a result of financing of short-term debt.

The Company recorded a net loss of $60,776 or $0.001 loss per share for the six months ended December 31, 2013, compared to a net loss of $109,014 or $0.002 loss per share for the six months ended December 31, 2012.

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

At December 31, 2013, the Company had current assets of $659,062 and total assets of $875,967, compared to June 30, 2013 when current assets were $673,588 and total assets were $906,956.

Current liabilities at December 31, 2013, were $607,127 as compared to $538,499 at June 30, 2013. Current liabilities include accounts payable, current portion of notes payable and accrued expenses. At December 31, 2013, the Company had an outstanding city loan balance from Kenosha Area Business Alliance totaling $98,912.

Net cash provided by operating activities during the six months ended December 31, 2013, was $37,526 compared to $44,334 used in operating activities during the six months ended December 31, 2012.

Net cash used in financing activities for the six months ended December 31, 2013, was $15,831. During the six months ending December 31, 2013, the Company received proceeds from new debt of $140,957. During the six months ended December 31, 2013, the Company repaid $239,476 of long term and short term debt.

On December 31, 2013, the Company had an accumulated deficit of $5,541,134 and total stockholders’ equity of $32,691.

At December 31, 2013, the Company had working capital of $51,935, a decrease from the June 30, 2013, working capital of $135,089.

Total liabilities of $843,276 at December 31, 2013, is an increase from $814,228 at June 30, 2013, due to short term financing needs.

Total stockholders’ equity of $32,691 at December 31, 2013, has decreased from $92,728 at June 30, 2013.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, for the quarter ending December 31, 2013, the Company made significant improvements in manufacturing infrastructure and its balance sheet. Sales increased by 46%. Additional investment in sales personnel, advertising and promotions resulted in Selling and Administrative expenses increasing by 17%.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2013, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of June 30, 2013.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

PACIFIC SANDS, INC.

Dated: February 14, 2014	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer