Form 10-Q
period 2014-03-31
PACIFIC SANDS INC
filed 2014-05-15
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly year ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2014 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	64,936,354

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	3

	Statements of Operations for the Three and Nine Months Ended March 31, 2014 and 2013 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	18

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

Item 3.	DEFAULTS UPON SENIOR SECURITIES	18

Item 4.	MINE SAFETY DISCLOSURES	18

Item 5.	OTHER INFORMATION	18

Item 6.	EXHIBITS	19

SIGNATURES		20

EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2014 AND JUNE 30, 2013

ASSETS

	March 31, 2014	June 30, 2013
Current assets:	(Unaudited)

Cash and cash equivalents	$31,818	$90,040
Trade receivables, net of allowances for doubtful accounts of $11,425	526,073	390,839
Inventories	270,641	180,375
Other current assets	5,794	12,334
Total Current Assets	834,326	673,588

Property and equipment, net	206,555	229,843

Other asset	2,997	3,525

Total Assets	$1,043,878	$906,956

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$431,193	$228,104
Customer deposits	102,087	-
Accrued expenses	38,107	34,179
Deferred rent expenses	13,200	26,400
Current portion of notes payable and capital leases	225,826	258,616
Total Current Liabilities	810,413	547,299

Notes payable - less current portion	219,795	266,929
Total Liabilities	1,030,208	814,228

Stockholders' equity
Common stock, par value $0.001 per share; (100,000,000 shares authorized, 64,616,354 and 64,898,172 shares issued and outstanding, at March 31, 2014, and June 30, 2013, respectively)	64,616	64,898
Additional paid in capital	5,573,818	5,508,188
Accumulated deficit	(5,624,764)	(5,480,358)
Total Stockholders' Equity	13,670	92,728

Total Liabilities and Stockholders' Equity	$1,043,878	$906,956

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014, AND 2013
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Net sales	$781,253	$573,335	$2,046,338	$1,437,330
Cost of sales	474,931	366,067	1,223,961	847,291

Gross profit	306,322	207,268	822,377	590,039

Selling and administrative expenses	370,434	234,981	926,852	711,714

Loss from operations	(64,112)	(27,713)	(104,475)	(121,675)

Other income (expense)
Interest expense	(20,973)	(8,579)	(42,094)	(23,631)
Other income (expense)	1,454	179	2,163	179
Total other expense	(19,519)	(8,400)	(39,931)	(23,452)
Loss before income taxes	(83,631)	(36,113)	(144,406)	(145,127)

Income taxes	-	-	-	-

Net loss	$(83,631)	$(36,113)	$(144,406)	$(145,127)

Loss per share:
Basic	$(0.001)	$(0.001)	$(0.002)	$(0.002)
Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average share outstanding:
Basic	64,326,051	64,470,950	64,430,687	63,953,607
Diluted	64,326,051	64,470,950	64,430,687	63,953,607

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014, AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities
Net loss	$(144,406)	$(145,127)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	48,361	42,613
Stock options	79,348	-
Common shares issued for services and compensation	-	9,809
Common shares issued for interest	12,000	-
Deferred rent	(13,200)	(6,000)
Trade accounts receivable	(135,234)	(49,848)
Inventories	(90,266)	44,084
Other assets	7,068	7,531
Accounts payable and other current liabilities	309,104	60,635

Net Cash Provided by (Used in) Operating Activities	72,775	(36,303)

Cash flows from investing activities
Purchases of equipment	(25,073)	(108,143)
Net Cash Used in Investing Activities	(25,073)	(108,143)

Cash flows from financing activities
Proceeds from common stock issued	5,000	71,000
Proceeds from notes payable	220,958	236,552
Repurchase of common stock	-	-
Repayment of notes payable and long term obligations	(331,882)	(183,200)

Net Cash Provided by (Used in) Financing Activities	(105,924)	124,352

Net decrease in cash and cash equivalents	(58,222)	(20,094)

Cash and cash equivalents:
Beginning of period	90,040	57,575

End of period	$31,818	$37,481

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014, AND 2013
(UNAUDITED)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,562	$22,680
Income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Conversion of debt to equity	$-	$20,000
Acquisition of stock for notes payable	$31,000	$53,852
Conversion of accrued professional fees to equity	$-	$9,809
Conversion of interest to equity	$12,000	$-

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $48,361 and $42,613 during the nine months ended March 31, 2014, and 2013, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at March 31, 2014, and June 30, 2013, did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

The Company’s income tax returns for the years ending June 30, 2011, 2012 and 2013 are subject to examination by the IRS and related states, generally for three years after filed.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a “bill and hold” arrangement. Under a “bill and hold” arrangement revenue is recognized when the product is manufactured, invoiced and set aside in a specifically designated finished goods area. Upon invoicing under this arrangement ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a “bill and hold” arrangement have committed to purchases and have specifically requested they be on a “bill and hold” arrangement. In all cases goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These “bill and hold” goods are either privately labeled or set aside exclusively for the customers use.

Customer Deposits – The Company reserves the right to request deposits on product orders. Deposits are requested for new customers or larger-than-normal orders for regular customers. When the Company receives a deposit on a large order then the Company may choose to progress bill for that order.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $11,425 are adequate as of March 31, 2014, and December 31, 2013.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the nine months ended March 31, 2014, and 2013, advertising and promotion costs totaled $58,393 and $60,641, respectively.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Loss Per Share - Basic net loss per share is based upon the weighted average number of common shares outstanding.  Dilutive shares related to outstanding convertible promissory notes are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share, as the effect would be anti-dilutive.

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

3. GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2014, the Company has incurred cumulative losses of $5,624,764. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

4.               INVENTORIES

Inventories at March 31, 2014, and June 30, 2013, consisted of the following:

	March 31, 2014	June 30, 2013
Raw materials	$206,289	$155,531
Finished goods	64,352	24,844
Total	$270,641	$180,375

5.               PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2014, and June 30, 2013, consisted of the following:

	March 31, 2014	June 30, 2013
Furniture	$35,997	$32,966
Manufacturing equipment	209,359	193,948
Office Equipment	54,435	52,706
Leasehold improvements	85,320	80,650
Computer software	52,150	51,918
Less accumulated depreciation and amortization	(230,706)	(182,345)
Property and equipment, net	$206,555	$229,843

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at March 31, 2014, and June 30, 2013, consisted of the following:

	March 31, 2014	June 30, 2013

Accrued compensation	$24,110	$19,207
Accrued payroll liabilities	3,363	1,833
Accrued expense	6,084	3,769
Accrued professional fees	-	-
Accrued interest	4,550	9,370
Total	$38,107	$34,179

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2014, and June 30, 2013, consisted of the following:

	March 31, 2014	June 30, 2013

J.P. Morgan Chase – business line of credit	-	14,993
Notes payable – stockholder and directors	212,000	206,344
Promissory note – unrelated party	-	10,000
Notes payable – former executive officer	66,339	101,253
Capital lease	-	3,088
Note payable – related party	65,000	65,000
Promissory Note – Kenosha Area Business Alliance	95,018	106,528
Federal payroll taxes payable	7,264	18,339
	445,621	525,545
Less current maturities	225,826	258,616
	$219,795	$266,929

On March 26th, 2014, the Company issued two notes payable to two private investors. Both notes accrue interest at a rate of 15% per annum and are due in full in 120 days from the date of the note. In addition to interest, each investor received 15% of the note value in legend stock of the Company.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending March 31,

2015	$225,826
2016	158,119
2017	18,229
2018	19,353
2019	20,547
2020 and thereafter	3,547

8.               STOCKHOLDERS’ DEFICIT

Transactions for the nine months ended March 31, 2014, are as follows:

On August 1, 2013, the Company retired 500,000 shares of common stock for $25,000; a note payable was issued for $25,000.

On December 31, 2013, the Company retired 100,000 shares of common stock for $6,000; a note payable was issued for $6,000.

On March 20, 2014, the Company issued 100,000 shares of common stock to an investor for a cash investment of $5,000.

On March 26, 2014, the Company issued 27,273 shares of common stock to an investor for $1,500 for payment of interest on note payable.

On March 26, 2014, the Company issued 190,909 shares of common stock to an investor for $10,500 for payment of interest on note payable.

9.               OPTIONS

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant.

On November 1st, 2013, the Company granted certain consultants options to purchase 3,174,000 shares of common stock under an agreement at an exercise price of $0.06 per share. Approximately eight (8) percent of the options vest monthly until October 31, 2014. The Company recorded a total expense of $79,347 related to these options during the nine months ended March 31, 2014.

Expected Life (years)	10
Risk free rate of return	2.710%
Dividend yield	0
Expected volatility	262%

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Net loss – basic	$(83,631)	$(36,113)	$(144,406)	$(145,127)
Interest expense for conversion of promissory note	-	-	-	2,700
Net loss diluted	(86,631)	(36,113)	(144,406)	(147,827)
Weighted average shares – basic	64,326,051	64,470,950	64,430,687	63,953,607
Incremental shares outstanding
Assuming the conversion of dilutive
Convertible promissory notes
Weighted average shares – diluted	64,326,051	64,470,950	64,430,687	63,953,607
Loss per share
Basic	$(0.001)	$(0.001)	$(0.002)	$(0.002)
Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Convertible promissory notes (and related expenses) were not included in the computation of diluted loss per common share for the three- and nine-month periods ended March 31, 2014, since their inclusion would have resulted in an anti-dilutive effect.

Anti-dilutive securities not included in the net loss per share calculation.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

11.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2014, and June 30, 2013, are as follows:

	March 31, 2014	June 30, 2013

Net operating loss carryforwards	$1,393,000	$1,363,000
Deferred compensation	28,000	43,000
Deferred rent expense	6,000	11,000
Accounts receivable allowance	5,000	5,000
Valuation allowance	(1,432,000)	(1,420,000)
Net deferred tax asset	$--	$--

At March 31, 2014, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,317,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-K FOR THE YEAR ENDED JUNE 30, 2013 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

The Company has two mature, actively marketed product lines known as ecoONE® and Natural Choices. The ecoONE® line has three components, the ecoONE® Spa Treatment system, ecoONE® Pool Treatment system and the Pacific Sands All-Purpose Hose Filter.

The Natural Choices line offers a variety of environmentally friendly cleaning and laundry products. These products are earth-, health-, pet- and kid-friendly. The Natural Choices line includes Oxy-Boost™, an oxygen-bleach based chlorine free bleach alternative.

The Company has a large selection of oxygen-bleach based formulations available for retail distribution under its ecoONE® and Natural Choices™ brands as well as for contract manufacturing and private label.

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

The Company's goal is to achieve sustained and significant profitability through revenues achieved by marketing and sales of its non-toxic, earth-, health- and kid-friendly, ecoONE® Pool, ecoONE® Spa, Natural Choices household cleaning, Natural Choices Laundry, contract manufacturing and private label sales.

Management believes the Company must continue to provide new and innovative products and branding to the consumer in order to grow its business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, management believes these activities demonstrate the Company’s commitment to future growth. The Company has entered into a service agreement with an outside marketing development group in which the outside marketing development group provides the Company with consulting services to assist in enhancing the value of the Company’s current products and facilitate change and innovation for existing and new products branded by the Company.

Management intends to continue the aggressive marketing and sale of its products through direct retail, a widening base of retail outlets, distribution centers and OEM arrangements in order to achieve its goals.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the Company achieves sustained fiscal profitability.

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors and the sale of rule 144 stocks through private placement. The Company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2014, compared to the three months ending March 31, 2013.

For the three months ended March 31, 2014, net sales were $781,253, an increase of 36% from net sales of $573,335 for the three months ended March 31, 2013. This increase is due to continuous growth in private label product sales.

For the three months ended March 31, 2014, cost of sales was $474,931 compared to $366,067 for the same period in the previous fiscal year.  The Company’s gross margin was 39% for the three months ended March 31, 2014 and 36% for the three months ended March 31, 2013.

For the three months ended March 31, 2014, and 2013, selling and general administrative expenses were $370,434 and $234,981, respectively. The increase in operating expenses is due to investment in marketing and new product development, the addition of a vice president of sales, and the expansion of the Company’s administrative offices including a chief financial officer and an in house accountant.

Interest expense for the three months ended March 31, 2014, was $20,973 compared to $8,579 for the three months ended March 31, 2013.  This significant increase reflects the additional debt the Company incurred for market research.

The Company recorded a net loss of $83,631 or $0.001 loss per share for the three months ended March 31, 2014, as compared to a net loss of $36,113 or $0.001 loss per share for the three months ended March 31, 2013.

Results for the nine months ending March 31, 2014 compared to the nine months ending March 31, 2013.

For the nine months ended March 31, 2014, net sales were $2,046,338, an increase of 42% over net sales of $1,437,330 for the nine months ended March 31, 2013. This increase was due to the continuous increase in private label product sales.

For the nine months ended March 31, 2014, cost of sales was $1,223,961 compared to $847,291 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 41% for the nine months ended March 31, 2013, to 40% for the current fiscal year to date. The increase in cost of sales is due to the increase in sales revenue and an incremental increase in cost of products.

For the nine months ended March 31, 2014, and 2013, selling and general administrative expenses were $926,852 and $711,714, respectively. This increase is due to the increase in marketing, new product development, and an expansion of the Company’s administrative offices.

Interest expense for the nine months ended March 31, 2014, was $42,094 compared to $23,631 for the nine months ended March 31, 2013. This increase is due to the increase in notes payable to subsidize the cost of new product development.

The company recorded a net loss of $144,406, or $0.002 loss per share for the nine months ended March 31, 2014. This compares to a net loss of $145,127, or $0.002 per share for the nine months ended March 31, 2013.

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

At March 31, 2014, the Company had net working capital of $23,913 composed of current assets of $834,326 and current liabilities of $810,413. That is compared to the $126,289 at June 30, 2013, when current assets were $673,588 and current liabilities were $547,299.

Net cash provided by operating activities during the nine months ended March 31, 2014, was $72,775, substantially higher than the $36,303 cash used in operating activities during the nine months ended March 31, 2013.

To finance the operating activities for the nine months ending March 31, 2014, the Company issued $5,000 of common stock and used cash provided by operating activities. Cash from operating activities allowed the Company to decrease notes payable, net of principal payments, by $110,924. For the nine months ending March 31, 2013, the Company issued $71,000 of common stock and increased notes payable, net of principal payments, by $53,353 to finance equipment purchases and operating activities.

At June 30, 2013, the Company had a stockholders’ equity of $92,728. At March 31, 2014, the Company had stockholders’ equity of $13,670.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, for the quarter ending March 31, 2014, the Company continues to make significant improvements in manufacturing infrastructure and its balance sheet. Sales increased by 42%. Additional investment in sales personnel, advertising and promotions resulted in Selling and Administrative expenses increasing by 30%.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:
The Company's present plans require an amount of expenditure and working capital. In the future, the Company will require financing in addition to the cash generated from operations to fund planned growth. If additional resources are unavailable, the Company may be unable to grow according to its present plan.

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

There has been significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Accounts payable and receivable functions have been segregated with appropriate oversight. During this quarter a Chief Financial Officer and a full time accountant were hired to provide additional oversight and segregation of responsibilities.

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

None

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

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

PACIFIC SANDS, INC.

Dated: May 15, 2014	By:	/S/ Michael Michie
Michael Michie Chief Executive Officer

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: May 15, 2014	By:	/s/ Judson Just
Judson Just Chief Financial Officer