Form 10-K
period 2014-06-30
PACIFIC SANDS INC
filed 2014-09-29
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes          No    ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes          No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).      Yes          No    ☒

Registrant's revenues for its most recent fiscal year: $2,925,581.

Market value of Common stock held by non-affiliates at December 31, 2013:  $3,100,302.

Shares of Common Stock outstanding at September 29, 2014: 69,520,013 shares.

Documents incorporated by reference: None

Forward-Looking Statements:

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website at www.pacificsands.biz free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report. These disclosures attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Description of Business

The Company:

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994.  In February of 2008, we acquired Natural Choices Home Safe Products, LLC, a developer and manufacturer of environmentally friendly cleaning and laundry products. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities.

Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly and highly effective liquid and powder cleaning and water-management products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and pet care. Pacific Sands has dozens of products in its portfolio of earth-, health-, pet- and kid-friendly offerings, including Oxy-Boost, an oxygen-bleach-based, chlorine-free bleach alternative. The Company believes that it now has the largest selection of oxygen bleach based formulations available anywhere both for retail distribution under its ecoone®, and Natural Choices brands, as well as for contract manufacturing and private label.

The result of our superior products and processes is that they are considered “Green” but we do not define the Company in that manner.  Our current products are focused on the consumer market; however, there are applications for the commercial and industrial markets. Currently, our business is focused on three main areas of production: Private Label, ecoOne Spa and Natural Choices.

Most of the products are proprietary formulations using natural based ingredients (such as coconut surfactants) that are effective and powerful. The products are made in the USA, using ingredients and packaging from other USA-based companies and are never tested on animals, only scientists. We use soy-based inks, recycled packaging and biodegradable, earth-friendly ingredients.

The Company currently operates in a 45,000 square foot facility. Management has the option to expand into an additional 45,000 square feet at the same location. This additional space will support the anticipated growth which would come as a result of executing a strategic, well-integrated marketing, sales and distribution plan.

Our Healthy Operating Principles:

One of our founding principles is to produce superior cleaning products that have a byproduct of also reducing and/or eliminating harsh chemicals people are exposed to everyday.   Our core product philosophy revolves around the development, manufacture and sale of unique, nontoxic and/or 'less-toxic' solutions for consumer and commercial use. Our primary focal points in product development is to stress the reduction and/or elimination of hazards to the user and overall safety for the environment, pets and people with particular emphasis on child-safety. Our mission is to provide earth-friendly solutions to everyday cleaning and water management problems, while continuously seeking a sustainable balance between the health of the planet and the needs of its people, consistent with the following objectives:

●	Lead the industry in the manufacturing of exceptional quality, natural-based products.
●
Transparency: we believe the best way to interact with our customers and build loyalty is to create transparency about what’s inside our products. We feel consumers have a right to know that our products are safe for people, pets and the environment.

●	Pre-cycle, using components derived from recycled materials when possible.
●	Manufacture products sourced from natural plant and mineral sources.
●	Reduce solid waste from our manufacturing and product packaging.
●	Source materials from U.S.-based organizations whenever possible.
●	Reduce, reuse and recycle.

 The Consumer Product Safety Commission stated that of the chemicals commonly found in homes, 150 have been linked to allergies, birth defects, cancer and psychological abnormalities.

The Cleaning Product Market:

The U.S. household general cleaning products category sales advanced little in 2007-2012, rising just 2% at current prices to a little less than $4.7 billion.  The forecast calls for modest growth, an increase of 7% between 2012 and 2017 to $4.9 billion. In spite of the overall economizing mindset, consumers continue to gravitate to new products that help them clean more quickly and easily or tackle old cleaning problems with new, more effective ways. While household cleaning remains an essential chore, financially pressed consumers continue to look for ways to limit expenditures.  Environmentally friendly cleaning products have been on the market for more than thirty years as evidenced by a brand called “Earth Friendly Products”.  However, in just the past ten years there has been a considerable increase in demand by the success of brands such as; Seventh Generation, Method, Ecover (which now owns Method), Mrs. Meyers etc. In addition, companies such as Clorox (Green Works), have introduced their own brands of environmentally friendly products in an effort to capture a share of this growing category.

Society’s direction has changed. Knowledge of the toxicity of cleaning products on health has grown exponentially. Deficiency and toxicity are now the key words for health. It is now known toxicity in humans, pets and the earth is caused by chemically produced products such as weed sprays, farming chemicals and cleaning products.  This growth is being supported not only by what’s been traditionally labeled as the LOHAS (Lifestyles of Health and Sustainability) consumer, but increasingly by the growing awareness and demand within the general population throughout the country. In terms of those demographics, the consumers who are most likely to buy green cleaners are young (ages 18-35) and multi-ethnic (Hispanic and Asian consumer index is especially high), according to Mintel.

Green household cleaning products are now mainstream, as evidenced by Wal-Mart’s recent introduction (November 18, 2013) of their “Great Value Naturals” - a new line of “all-natural” cleaning products that are as effective as leading conventional cleaners, as stated by Wal-Mart.

The tables below represent US sales.

The Pool and Spa Product Market:

The U.S. market for swimming pool equipment and maintenance products includes liners, covers, heaters, filters, pumps, chemicals, lighting, cleaners, sweepers, vacuums, automated systems, controllers and safety equipment. Sales of these products in the United States have followed closely those of swimming pool sales. There are some discrepancies in the level and direction of growth between market segments, however, due to a variety of driving and inhibitory factors.

The U.S. market for swimming pool equipment and maintenance products was valued at over $3.4 billion in 2011. Although the market has not shown much growth over the past few years, SBI Energy projects by 2021 the market will have nearly doubled in value.

Product and Practice Information:

Many of Pacific Sands' cleaning and water treatment products utilize a proprietary, nontoxic product formula that serves as a base for a broad range of consumer and commercial applications. All of Pacific Sands’ products are animal-cruelty free. Pacific Sands does not test its products on animals, nor does it support animal testing. Pacific Sands does not buy raw materials from manufacturers who engage in animal testing.  All of Pacific Sands’ products are made in the USA. Pacific Sands supports fair trade practices and, whenever possible, purchases its raw materials from American companies or from nations that also support fair labor and trade practices.  We are highly committed supporters of fair trade and labor practices.

Management believes that the Company's product offerings have a strong competitive edge in the pool and spa marketplace, as well as the rapidly expanding environment- and health-friendly products market. Our product lines satisfy the environment- and health-conscious consumer's primary needs in that they combine a high level of efficiency and effectiveness with earth and health safety considerations.

Marketing and Sales:

The Company markets and sells its spa product line directly, through the distribution channel, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada,  Europe and Asia.   The Company’s Natural Choices branded products are sold in numerous retail outlets around the country, in Europe and Asia, as well as dozens of the top environmentally-oriented websites.

Contract Manufacturing, Custom Formulation and Private Label:

Private Label product sales consist of the following activities: contract manufacturing, custom formulation and private label. We have over 15 years of experience working closely with our customers developing and manufacturing the exact product they need to meet their exact specifications.  We can often create a product from the ideation stage to shipping within 30 days.

Our products offer one of the largest catalogues of nontoxic, earth-, health-, pet-, and kid-friendly consumable products available for Private Label products. We also offer custom formulation and product consultation. Our products are currently Private Labeled by dozens of companies ranging from small fundraising entities to nationally recognized brands. We are able to offer complete ‘cradle-to-customer’ product development including formulation, manufacturing, labeling and shipping.  All of our products are animal-cruelty free. We do not test our products on animals nor do we support animal testing. We do not buy raw materials from manufacturers who engage in animal testing.

Our Private Label business encourages existing brands to capitalize on their brand identity and distribution to enhance their revenue stream by adding supplemental cleaning products to their portfolio with minimal investment of their resources. For example, a company that makes decking material can profit by adding our Pro-X Deck & Patio Cleaner as a privately branded deck-cleaning product to their lineup. The opportunities for brand extension are nearly limitless.

The Private Label Manufacturing Process:

Step 1: Branding - Simply put, your brand is your promise to your customers. It tells them what they can expect from your products and services, and it differentiates your product from your competitors. Your brand is derived from who you are, who you want to be and how people perceive you to be.

Step 2: Formulation - We welcome the opportunity to work with your current formulas. We can also create custom formulations on any of our standard products. Just give us your requirements and specs. This is where we can separate ourselves from the competition.

Step 3: Packaging - We can use your current packaging. Or, we can help you find packaging that meets the unique needs of your brand.  Whether it is a creative bottle, sprayer, tub or box, we work with out standing packaging suppliers that offer an array of packaging solutions, including packaging made from recycled materials.

Just supply us with your specs, pictures, concepts or your ideas and our team will source and price it for you.

Step 4: Labeling – We excel at providing outstanding labeling through our long time partners. All forms of labeling and any art work can be accomplished.

Step 5: Manufacturing - We make it, we fill it. If needed, we have partners who can assist with any manufacturing.

Step 6: Distribution – We are equipped to handle all forms of logistics.

Company Branded Products:

The Company has two primary brands that are sold through retail distribution in numerous outlets in the U.S., Canada and Europe: Natural Choices and ecoone®.  Natural Choices is a full line of household cleaners, including; multi-surface, degreaser, bathroom and toilet, glass cleaner, dishwasher detergent, dishwashing liquid, soft scrub, grout cleaner and laundry detergents to name a few. ecoOne® consists of a full line of ‘low-chem’ products designed to simplify spa maintenance, enhance user satisfaction and reduce the overall chemical load in consumer hot tubs and spas.

Management believes that the Company’s product offerings have a strong competitive edge in the natural products marketplace.  Our product lines satisfy the environment- and health-conscious consumer's primary needs in that they combine a high level of efficacy with earth and health safety considerations.

Natural Choices is a brand consisting of quality household cleaning and laundry products that are environmentally safe, superior in performance and economical to use.  The Natural Choices product line offers the most complete line of quality oxygen-bleach-based cleaners available anywhere. The Natural Choices line also features a line of soy-based products and products specifically developed for people with allergies and chemical sensitivities.

One of the best sellers of the Natural Choices line is Oxy-Boost.  Oxy-Boost is a safe and effective alternative to chlorine-based products, which are not healthy. Oxy-Boost naturally attacks and breaks down organic stains totally removing them from surfaces and fabric. Oxy-Boost has many cleaning uses and is the core formulation for all of our oxygen-bleach-based technologies. Others include Oxy Dish dishwasher detergent and Oxy Prime laundry detergent.

Our ecoone® pool and spa care and water management products completely rethink conventional water care tactics to provide what we believe are the safest, easiest to use and most environmentally friendly products available today.

Intellectual Property:

ecoone® and e-2 elemental earth® are registered trademarks of Pacific Sands, Inc.

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

Research and Development:

The majority of Pacific Sands’ formulations were, and continue to be, developed in-house and use proprietary blends of natural and safely synthesized compounds.

The Company has an in-house chemistry lab staffed by PhD chemists with a combined 60 years of experience where new products are developed and manufacturing QA and QC is overseen.

Manufacturing:

The Company formulates, manufactures and fills the majority of its liquid and powder products in the Company's manufacturing and warehousing facility in Kenosha, WI.  Current space usage is approximately 45,000 sq/ft., with the option to add an additional 45,000 sq/ft. in the same location.  We believe our facility is sufficient to meet current and anticipated demand for product development and distribution.

The Company has single- and four-head automated liquid fillers, a semi-automated powder product mixing and filling facility, which is used to manufacture all of our powdered laundry and cleaning products.  We utilize multiple modular liquid-filling lines that can be expanded at relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has pre-emptive arrangements with regional liquid and powder bottling facilities in the event that demand for our products far exceeds our manufacturing capacity.

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

The Company has not been profitable since commencing operations. Management expects that the Company will continue to incur losses during the implementation of its current business plans, but hopes that losses will be limited.  Its ability to achieve long-term profitability is dependent upon its ability to successfully implement its plans.  Continued losses may materially affect the Company’s ability to implement its plans and may have a material adverse affect upon the financial condition and results of operation of the Company.

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:

In prior years, sales growth and efficient operation of the Company was curtailed by a lack of working capital. During FY 2014, the company issued 1,975,000 shares of common stock, net of repurchases, for total net consideration of $80,000. As the Company plans to grow aggressively, its investment in sales and marketing will need to continue and there can be no assurances that this level of working capital will be adequate to fund operations until a sustained profitable operating history can be established.

IT IS LIKELY THAT WE WILL NEED TO SEEK ADDITIONAL FINANCING THROUGH SUBSEQUENT FUTURE PRIVATE OFFERING OF OUR SECURITIES:

Because we do not currently have any financing arrangements, and may not be able to secure favorable terms for future financing, we may need to raise additional capital through the sale of additional Shares. The sale of additional Shares will result in dilution to our current stockholders.

WE MAY INCUR LIABILITIES THAT WE CANNOT PAY:

We may hereafter incur liabilities to affiliated or unaffiliated lenders to support implementation of our current business plans. Such liabilities would represent fixed costs which would be required to be paid regardless of the level of business or profitability experienced by the Company. The absence or unexpected reduction in net cash flow or unanticipated increases in expenses could cause a default under such debts. There is no assurance that we would be able to pay all of our liabilities.   If the Company fails to pay its debts on a timely basis, our assets could be subject to creditor claims and liens.  We could also become subject to lender’s claims and liens in the event we default on loans from affiliated or unaffiliated lenders, if any.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS THAT COULD SIGNIFICANTLY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO DEVELOP, MANUFACTURE, MARKET AND SELL OUR PRODUCTS:

The development, manufacturing, marketing and sale of our products may be subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, and the Environmental Protection Agency, as well as applicable state and local laws and agencies governing areas in which our products are sold. Government agencies regulate, among other things, the manufacture, composition, safety, labeling, marketing and distribution of cleaning and water management products. They may reject evidence of safety we present for products we wish to market, and they may determine that particular products that we currently market present an unacceptable health risks. If that occurs, we could be required to cease distribution of and/or recall such products. They may also determine that certain advertising and promotional claims, statements or activities are inaccurate or not in compliance with applicable laws and regulations.  Failure to comply with regulatory requirements could prevent us from marketing particular products or subject us to administrative, civil or criminal penalties.

We have not had to make significant capital expenditures for environmental or other regulatory compliance, but we cannot predict with any certainty our future capital expenditure requirements because of continually changing standards and technology. Additional or more stringent regulation of our products could require reformulation of certain products to meet new standards, product recalls, discontinuation of products not amenable to reformulation, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly, restrict our ability to sell our products, delay our ability to deliver products on time, result in customer migration to other suppliers, or otherwise have a material adverse effect on our business, financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND GROWTH PROSPECTS:

We experience substantial competition from a number of suppliers of cleaning and water treatment products, including larger, premium-priced, mid-level and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company including, but not limited to: established service and product lines with proven results; brand awareness; name recognition; established product acceptance by suppliers and consumers; established relationships with suppliers and consumers; integrated distribution networks; and greater financial resources for product development, sales and marketing, and patent litigation. In addition, there are many suppliers that compete directly with us. We believe our products compete primarily on the basis of price, product performance and customer service and we do not intend to compete on the basis of premium-priced brand product features. The cleaning and water treatment products industry is characterized by substantial price competition that is effected through changes in price, product size and promotions. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has, in certain cases necessitated, and may continue to necessitate, price reductions by the Company and has, and may continue to, result in lost orders. There can be no assurance that future price or product changes by our competitors will not have a material adverse effect on us or that we will be able to react with price or product changes of our own to maintain current market position.

UNFAVORABLE PUBLICITY OR CONSUMER REJECTION OF OUR PRODUCTS GENERALLY COULD REDUCE OUR SALES:

We will be highly dependent upon consumer acceptance of the safety, efficacy and quality of our products, as well as similar products distributed by our competitors. Consumer acceptance of products can be significantly influenced by anecdotal, experiential, or scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain cleaning and water treatment products. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. Future research reports or publicity that is perceived by our consumers as less than favorable or that question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates use of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our similar products, or that claims that such products are ineffective, could have a material adverse effect on our business, reputation, financial condition or results of operations.

 WE HAVE LIMITED EXPERIENCE IN MARKETING OUR PRODUCTS:

To date, we have undertaken initial, limited marketing efforts for our products. Our sales and marketing teams will compete against the experienced and well-funded sales organizations of competitors. Our revenues and ability to achieve profitability will depend largely on the effectiveness of our sales and marketing teams. We will face significant challenges and risks related to marketing our products including, but not limited to, the following:  the ability of sales representatives to obtain access to or persuade adequate numbers of suppliers and consumers to purchase and use our products; the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel; the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and assuring compliance with government regulatory requirements affecting our industry.  We plan to establish a network of distributors in selected markets to promote, sell and distribute our products; however, if we fail to select or use appropriate distributors, or if the sales and marketing strategies of such distributors prove ineffective in generating sales of our products, our revenues would be adversely affected and we might never become profitable.

WE EXPECT TO RELY ON TRADEMARKS, TRADE SECRET PROTECTIONS, KNOW-HOW AND CONTRACTUAL SAFEGUARDS TO PROTECT OUR NON-PATENTED INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY:

We expect to rely on trademarks, trade secret protections, know-how and contractual safeguards to protect our non-patented intellectual property and proprietary technology. Current employees, consultants and advisors have entered into, and future employees, consultants and advisors will be required to enter into, confidentiality agreements that prohibit the disclosure or use of confidential information. We also intend to enter into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements, that the subject confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information.

Costly and time-consuming litigation could be necessary to enforce and determine the scope and ability to protect confidential information, and failure to maintain the confidentiality of confidential information could adversely affect our business by causing us to lose any competitive advantage maintained through such confidential information.

The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both to protect proprietary rights and for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area.

Disputes may arise in the future with respect to the ownership of rights to any technology developed with consultants, advisors or collaborators. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our products, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could have a material adverse effect on our business, financial condition and results of operations by delaying or preventing our commercialization of innovations or by diverting our resources away from revenue-generating projects.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR OUR INFRINGEMENT OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD ADVERSELY AFFECT OUR BUSINESS:

Patents of third parties may have an important bearing on our ability to offer certain of our products. Our major competitors, as well as other companies and individuals, may obtain and may have obtained patents related to the types of products we offer or plan to offer. We cannot assure you that we are, or will be, aware of all patents containing claims that may pose a risk of infringement by our products. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products may be covered, or asserted to be covered, by claims contained in pending patent applications. In general, if one or more of our products were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products, to obtain licenses to develop and market the products from the holders of the patents or to redesign the products in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we are unable to obtain licenses with respect to patents held by others, and are unable to redesign our products to avoid infringement of any such patents, this could materially adversely affect our business financial condition and operating results.

Also, protection may not be available for our intellectual property. Although we have registered trademarks in the United States and other countries, there can be no assurance that we will be able to secure significant protection for this intellectual property. It is possible that our competitors will adopt technology, product or service names similar to ours, thereby impeding our ability to distinguish our products and build brand identity, possibly leading to customer confusion. Our inability to adequately protect our marks would have a material adverse effect on our business, financial condition and operating results.

OUR EXPOSURE TO POSSIBLE LITIGATION COULD ADVERSELY AFFECT OUR BUSINESS:

Because of the extent and complexity of our regulatory environment and the products we offer, many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving our industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.   We also face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. Our insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

WE RELY UPON KEY PERSONNEL TO OPERATE OUR BUSINESS AND THE LOSS OF SUCH PERSONNEL COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS:

We rely upon our executive management team to operate our business. The management team currently includes Michael Michie, Judson Just, Thomas Paulsen and Dr. John Hagarty. These individuals developed the Company’s business plans and strategies, serve as its principal executive officers and directors, and manage all aspects of the business. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any executive officer. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

YOU MUST RELY ON OUR MANAGEMENT:

The officers are given the exclusive authority to manage the Company’s business. Investors must be willing to entrust all aspects of the Company’s business to the officers. Investors will have certain voting rights in proportion to their relative ownership interests in the Company, but they will not have voting control or any capacity to change the officers, directors or Management of the Company in the absence of gross negligence, fraud or bad faith.  The loss of any existing officer would have a material adverse impact on the Company. The Company will be dependent upon the existing officers for the direction, management and daily supervision of the Company’s operations.

MANAGEMENT MAY HAVE CONFLICTING INTERESTS:

The relationship of the officers and controlling shareholders, and their affiliates, of the Company may create conflicts of interest.  The officers and controlling shareholders, and their affiliates, may from time to time in the future form or participate in other entities or businesses which engage in activities similar to those of the Company. The officers and controlling shareholders believe that they will have the resources necessary to fulfill their management obligations to all entities for which they are responsible. Management’s compensation from the Company has not been determined pursuant to arm’s-length negotiation.

INDEMNIFICATION PROTECTION FOR OUR MANAGEMENT MAY LIMIT RECOVERY OF CLAIMS:

The Company’s by-laws provide that the Company will, within the limits of capital contributions and retained assets, hold the officers, directors, controlling shareholders, employees, and other Company agents harmless against certain claims arising from Company activities, other than losses or damages incurred by it as a result of their gross negligence, fraud or bad faith. If the Company were called upon to perform under its indemnification agreement, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company operation, or for distributions to investors, if any.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE GROWTH AND RETAIN CUSTOMERS:

Growth expected from the development of the products and other actions described in  our SEC filings may place significant demands on our Management and other resources. To address expected growth, we will need to attract, hire and retain highly skilled and motivated officers and employees. We cannot assure you that we will be able to attract or retain the officers and employees necessary to manage this growth effectively. In addition, we may not be able to accurately project the rate, timing or cost of any increases in our business. Failure to make necessary expansions and upgrades to our systems and infrastructure, expand and upgrade the reliability and scalability of our manufacturing and processing systems, network infrastructure and other aspects of our operations and maintain our customer service levels could lead to failures and delays, which could cause a loss of customers or a reduction in the growth of our customer base, increased operating expenses, financial losses, litigation or customer claims, and regulatory sanctions or additional regulatory burdens.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS AND CURRENTLY OPERATE AT A LOSS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN:

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, and a net loss for the fiscal year then ended. These factors raise substantial doubt about our ability to continue as a going concern.  The Company is attempting to generate sufficient revenue; however, our cash position may not be sufficient enough to support daily operations.  While we believe in the viability of our strategy to generate sufficient revenue and in our ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon our ability to further implement our business plans and to generate sufficient revenues.

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED:

Our Shares are not currently eligible for trading on any stock exchange and there can be no assurance that our Shares will be listed on any stock exchange in the future. We presently are listed on the NASD OTCQB Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will maintain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your Shares or may have to sell your Shares at a significantly reduced price.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL, IN ALL LIKELIHOOD BE, PENNY STOCKS:

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL:

We have a very limited number of market makers and are quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any Shares you may purchase, if at all.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE:

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our Annual Report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  We currently have four directors, two of whom are independent; accordingly, we cannot establish board committees with independent members to oversee certain functions such as compensation or audit issues for internal control and reporting purposes.  Until we have a majority of our board of directors being independent members, if ever, there will be limited oversight of our management’s decisions and activities and little ability of shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our shareholders.

THE MARKET PRICE FOR OUR SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY SMALL COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. YOU MAY BE UNABLE TO SELL YOUR SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU:

The market for our Shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our Share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those Shares in either direction. The price for our Shares could, for example, decline precipitously in the event that a large number of our Shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their Shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Shares will be at any time, including as to whether our Shares will sustain their current market prices, or as to what effect that the sale of Shares or the availability of Shares for sale at any time will have on the prevailing market price.

WE DO NOT PAY DIVIDENDS ON OUR SHARES:

We have not paid any dividends on our Shares and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.  Even if we are successful in implementing the Business Plan, there can be no assurance that we will be profitable or that we will be able to return any investment funds through cash distributions.

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short- or long-term liquidity.

Item 2. Description of Property

The Company is renting 45,000 square feet of office and warehouse facilities in Kenosha, Wisconsin as part of a three-year lease. The lease expires in February 2015 and has an option to renew the lease for an additional year ending February 2016, should the option be exercised.

Item 3. Legal Proceedings

None

Item 4. Mine  Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information:

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following is the range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2014, and fiscal 2013, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2014
First Quarter	0.08	0.05
Second Quarter	0.07	0.05
Third Quarter	0.07	0.05
Fourth Quarter	0.05	0.04

Fiscal Year Ended June 30, 2013
First Quarter	0.10	0.08
Second Quarter	0.10	0.06
Third Quarter	0.08	0.05
Fourth Quarter	0.09	0.05

As of June 30, 2014, there were approximately 615 Holders.

On May 30, 2014, the Company amended its Articles of Corporation and increased its common stock to 200,000,000 shares. In addition, 1,000,000 were authorized as Series A Participating Preferred stock. The Company has initiated a comprehensive business expansion plan. The plan includes revitalizing current product lines as well as increasing awareness of company to investors and direct consumers. The Company will continue to raise capital through equity. Additionally, the board of directors authorized a Preferred Shares Rights Agreement to protect the interest of its stockholders.

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

Transactions involving the Company’s securities during the fiscal year ended June 30, 2014, are summarized below:

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

On April 4, 2014, the Company issued 300,000 shares of common stock to an investor for $15,000 for payment of interest on note payable.

On April 21, 2014, the Company issued 20,000 shares of common stock to an investor for $1,000 for payment of services rendered.

On June 16, 2014, the Company issued 1,250,000 shares of common stock to an investor for a cash investment of $50,000.

On June 19, 2014, the Company issued 625,000 shares of common stock to an investor for a cash investment of $25,000.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Executive Overview:

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 7, the financial statements and accompanying notes, and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute natural cleaning products both domestically and internationally. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions..

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, commercializing our patent estate through contract manufacturing, royalty and license agreements, and developing and growing our own line of branded products.

Results of Operations for Fiscal Year 2014 compared to Fiscal Year 2013

Revenues and Gross Profit:

For the fiscal year ending June 30, 2014, the Company’s net sales were $2,925,581 an increase of 44% compared to net sales of $2,032,057 for the fiscal year ended June 30, 2013. This continued growth was due to several rapidly growing private label distributors increasing their orders.

Gross profit for the fiscal year ending June 30, 2014, was $1,145,208, a 37% increase over the gross profit of $838,312 for the prior year. Gross profit margins declined to 39% in FY 2014 from the 41.3% level achieved in the prior year due in part to larger private label sales price incentives for larger volume purchasing. While the level of profit margins will always be subject to changes in the product mix, the Company believes, as its financial strength continues to grow, it may be able to improve margins with the purchase of larger, and more economic, quantities of raw materials.

Operating Expenses:

The Company invested in sales personnel, marketing and advertising to continue to sustain this robust sales growth. As a result selling and general administrative expenses increased to $1,399,351 for the year or 54% more than the $909,828 level of last year.

Other Income/Expense:

Interest expense increased $39,020, or 109%, for the year ended June 30, 2014, compared to the prior year.

Total liabilities increased $305,232 from June 30, 2013, to June 30, 2014, due to interest-bearing debt that was secured to fund the Company’s new marketing and distribution initiatives. In addition, enhanced trade credit facilities allowed for an $183,209 increase in accounts payable with vendors.

Net Loss:

The company recorded a net loss of $334,059, or a net loss of $54,442 on an “adjusted EBITDA” basis, in fiscal year ended June 30, 2014, compared with a net loss of $104,482, or a net loss of $10,414 on an “adjusted EBITDA” basis, in fiscal 2013.  The Company, as is common in its industry, uses “adjusted EBITDA” as a measure of performance to demonstrate earnings exclusive of interest and non-cash events. Management believes adjusted EBITDA is necessary because it allows us to evaluate our operating performance and compare the results of operations from period to period without regard to our financing methods or capital structure. Adjusted EBITDA is a non-GAAP financial measure that is used by management and external users of our financial statements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity.

	June 30, 2014	June 30, 2013

Net income – GAAP	$(334,059)	$(104,482)
Interest	74,664	35,644
Depreciation	53,004	55,871
Amortizations	11,780	1,848
Finance charge	705	705
Stock options	126,956	-
(Gain)/Loss on Derivative	12,508	-
Adjusted EBITDA	$(54,442)	$(10,414)
Weighted average shares outstanding	64,625,990	64,171,974
Earnings per share	*	*

 * less than .001 per share

The Company chose to invest in sales and advertising to provide long-term and sustained growth for the ecoone® and Natural Choices product lines in FY 2015, as a result the loss from operations was $254,143 compared to a loss of $71,516 in FY 2013.

Because of net operating loss carryforward amounts available to the Company, there are no income tax expenses for these years. Deferred tax assets for these net operating loss carryforwards have been fully reserved due to the uncertainty of their utilization.

Liquidity and Capital Resources:

Management believes that the Company is positioned for continued significant sales growth that will ultimately lead to sustained and improved profitability. This growth will require additional working capital.

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

At June 30, 2014, the Company had current assets and total assets of $888,010 and $1,082,085, respectively, compared to June 30, 2013, when the Company had current assets of $673,588 and total assets of $906,956. Cash and cash equivalents totaled $266,190 and $90,040 on June 30, 2014, and 2013, respectively.

Current liabilities at June 30, 2014, were $889,337 compared to $538,499 at June 30, 2013. At June 30, 2014, current liabilities include accounts payable and accrued expenses totaling approximately $465,424.

Other non-current liabilities include a note payable to a former executive officer totaling $10,474, a note payable to the Kenosha Area Business Alliance totaling $74,649, a note payable to an unrelated party totaling $25,000, and a note payable to a shareholder totaling $120,000.

Net cash provided by operating activities during the year ended June 30, 2014, was increased to $46,163 compared to $52,748 used in operating activities during the year ended June 30, 2013.

For the year ended June 30, 2014, net cash used in investing activities was $26,197, representing the purchase of property and equipment. Net cash used in investing activities during the year ended June 30, 2013, was $135,703.

Net cash provided by financing activities was $156,184 and $220,916 for the years ended June 30, 2014, and 2013, respectively. During FY 2014, net proceeds from the sale of stock were $80,000, down from $96,000 the prior year.  Also during FY 2014, the company received $452,157 from the issuance of debt and repaid $375,973 of outstanding debt.

On June 30, 2014, the Company had an accumulated deficit of $5,814,417 and total stockholders’ deficit of $37,375. At June 30, 2013, the company had a stockholders’ equity of $92,728.

The Company has no “off balance sheet” source of liquidity arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest or foreign currencies.

Item 8. Financial Statements and Supplementary Data

Sassetti, LLC
Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2014, and 2013, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2014, and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sassetti, LLC

Oak Park, Illinois
September 29, 2014
6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2014, AND 2013

ASSETS

	June 30, 2014	June 30, 2013
Current assets:
Cash and cash equivalents	$266,190	$90,040
Trade receivables, net of allowances for doubtful accounts of $11,425	344,562	390,839
Inventories	259,423	180,375
Other current assets	17,835	12,334
Total Current Assets	888,010	673,588

Property and equipment, net	191,255	229,843
Other assets	2,820	3,525

Total Assets	$1,082,085	$906,956

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)

Current liabilities:
Accounts payable	$411,313	$228,104
Accrued expenses	54,111	34,179
Current portion of notes payable and capital leases, less debt discount	346,815	258,616
Deferred rent expense	8,800	17,600
Embedded conversion derivative liability	68,298	-

Total Current Liabilities	889,337	538,499

Notes payable and capital leases	230,123	266,929
Deferred rent expense, less current portion	-	8,800

Total Liabilities	1,119,460	814,228

Stockholders' equity (deficit)
Preferred Series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock (200,000,000 shares authorized, 66,811,354 and 64,898,172 shares issued and outstanding)	66,811	64,898
Additional paid in capital	5,710,231	5,508,188
Accumulated deficit	(5,814,417)	(5,480,358)
Total Stockholders' Equity (Deficit)	(37,375)	92,728

Total Liabilities and Stockholders' Equity (Deficit)	$1,082,085	$906,956

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2014, AND 2013

	2014	2013

Net sales	$2,925,581	$2,032,057
Cost of sales	1,780,373	1,193,745

Gross profit	1,145,208	838,312

Selling and administrative expenses	1,399,351	909,828

Loss from operations	(254,143)	(71,516)

Other income (expense)
Interest expense	(74,664)	(35,644)
Loss from derivative	(12,508)	-
Miscellaneous Income	7,256	2,678
Total other income (expense)	(79,916)	(32,966)
Loss before income taxes	(334,059)	(104,482)

Income taxes	-	-

Net loss	$(334,059)	$(104,482)

Loss per share:
Basic	$(0.005)	$(0.002)
Diluted	$(0.005)	$(0.002)

Basic and diluted weighted average shares outstanding:
Basic	64,625,990	64,171,974
Diluted	64,625,990	64,171,974

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED JUNE 30, 2014, AND 2013

	Common Stock		Additional Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2012	63,781,213	$63,781	$5,435,619	$(5,375,876)	$123,524

Issuance of common stock:
For cash	1,600,000	1,600	94,400	-	96,000
Promissory note conversions	200,000	200	19,800	-	20,000
For professional services	164,833	165	11,373	-	11,538

Repurchase of common stock – retired	(847,874)	(848)	(53,004)	-	(53,852)
Net loss	-	-	-	(104,482)	(104,482)
Balance at June 30, 2013	64,898,172	$64,898	$5,508,188	$(5,480,358)	$92,728

Issuance of common stock:
For cash	1,975,000	1,975	78,025	-	80,000
For interest	518,182	518	26,482	-	27,000
For professional services	20,000	20	980	-	1,000

Stock options	-	-	126,956	-	126,956

Repurchase of common stock – retired	(600,000)	(600)	(30,400)	-	(31,000)
Net loss	-	-	-	(334,059)	(334,059)
Balance at June 30, 2014	66,811,354	$66,811	$5,710,231	$(5,814,417)	(37,375)

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014, AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(334,059)	$(104,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	64,785	57,719
Common shares issued for services	1,000	11,538
Common shares issued for interest	27,000	-
Stock option expense	126,956	-
Loss on derivative	12,508	-
Deferred rent expense	(17,600)	(10,400)
Changes in assets and liabilities -
Trade accounts receivable	46,277	(5,281)
Inventories	(79,048)	11,315
Other assets	(4,797)	26,084
Accounts payable and other current liabilities	203,141	(39,241)
Net Cash Provided by (Used in) Operating Activities	46,163	(52,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(26,197)	(135,703)
Net Cash Used in Investing Activities	(26,197)	(135,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	80,000	96,000
Proceeds from convertible note	63,000	-
Proceeds from notes payable issued	389,157	415,272
Repayment of notes payable and long term obligations	(375,973)	(290,356)
Net Cash Provided by Financing Activities	156,184	220,916

Net Increase In Cash and Cash Equivalents	176,150	32,465

CASH AND CASH EQUIVALENTS
Beginning of year	90,040	57,575

End of year	$266,190	$90,040

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2014, AND 2013

	2014	2013
Cash paid during the period for:
Interest	$38,605	$25,806
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt to equity	$-	$20,000
Acquisition of stock for note payable	$31,000	$53,852

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

1.                    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc., with the right to do business as Natural Water Technologies, (the "Company") was incorporated in Nevada on July 7, 1994.

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands’ distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe, as well as dozens of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $64,785 and $57,719 during the years ended June 30, 2014, and 2013, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, invoiced and set aside in a specifically designated finished goods area. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a bill and hold arrangement have committed to purchases and have specifically requested they be on a bill and hold arrangement. In all cases, goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These bill and hold goods are either privately labeled or set aside exclusively for the customers use.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2014, and 2013, advertising and promotion costs totaled $119,615 and $64,593, respectively.

Fair Value of Financial Instruments – The valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•
Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real time quotes for transactions in active exchange markets involving identical assets.

•
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices included for identical or similar assets and liabilities that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•
Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2014:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
June 30, 2014	$-	$-	$68,298

The following table reconciles for the year ended June 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Fair value of embedded conversion derivative liabilities at issuance	$55,790
Reductions in fair value due to conversion of Convertible Debentures into common stock	-
Loss on fair value adjustments to embedded conversion derivative liabilities	12,508
Balance of embedded conversion of derivative liability as of June 30, 2014	$68,298

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the statement of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid-in capital. The fair value of the embedded conversion liability debt discount was calculated at $55,790 at issuance. The Company recognizes expense for accretion of the convertible debentures discount over the term of the note. The Company has considered the provision of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal converted to a variable number of the Company’s common shares.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	June 23, 2014	June 30, 2014

Market value of stock on measurement date	$0.035	$0.04
Risk-free interest rate	0.10%	0.10%
Dividend yield	0%	0%
Volatility factor	118%	119%
Term	9 months	9 months

Debt Discount – Costs incurred with parties who are providing short-term financing, which include the fair value of an embedded derivative conversion, are reflected as a debt discount and are amortized over the life of the related debt. When the debt is repaid, the related debt discount is recorded as additional interest expenses and the related derivative liability is relieved into additional paid in capital.

The Company valued the embedded derivative conversion using Black-Scholes method. The debt discount attributable to the embedded conversion derivative liability at issuance was $55,790. At June 30, 2014, convertible notes totaled $63,000 of which $55,790 was attributable to the discount on debt. This note is set to mature March 20, 2015.

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

The Company’s income tax returns for the year’s ending June 30, 2011, 2012, and 2013, are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables.  Management believes that the current specific and general receivable reserves aggregating $11,425 are adequate as of June 30, 2014, and 2013, respectively.

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

Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting    ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on our financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

2.                    GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2014, the Company has incurred cumulative losses of $5,814,417 and has stockholders’ deficit of $37,375.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

3.                    INVENTORIES

Inventories at June 30, 2014, and 2013, consisted of the following:

	June 30, 2014	June 30, 2013

Raw materials	$219,222	$155,531

Finished goods	40,201	24,844

Total	$259,423	$180,375

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

4.                    ACCRUED EXPENSES

Accrued expenses at June 30, 2014, and 2013, consisted of the following:

	June 30, 2014	June 30, 2013

Accrued compensation	$37,295	$19,207
Accrued payroll taxes	3,354	1,833
Accrued expenses - other	386	3,769
Accrued interest	13,076	9,370
Total	$54,111	$34,179

5.                    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2014, and 2013, consisted of the following:

	June 30, 2014	June 30, 2013

1. Promissory note – unrelated parties	$53,800	$10,000
2. Convertible note payable	63,000	-
3. Notes payable - stockholder	304,000	206,344
4. Notes payable – related party	65,000	65,000
5. Notes payable – former executive officer	55,863	101,253
6. Promissory Note – Kenosha Area Business Alliance	91,065	106,528
7. J.P. Morgan Chase – business line of credit	-	14,993
8. Federal payroll taxes payable	-	18,339
9. Capital leases	-	3,088
Total notes payable and capital leases	632,728	525,545
Less current maturities	(346,815)	(258,616)
Less debt discount	(55,790)	-
	$230,123	$266,929

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)
The Company issued an unsecured promissory note to an unrelated party for the amount of $25,000. The note bears 15% interest per annum and is due on 11/7/2015. The Company issued an unsecured promissory note to an unrelated party for the amount of $28,800. The note bears interest in the amount of $1,600 and was payable on 7/2/2014.

(2)
In June 2014, the Company issued $63,000 of convertible debentures to certain investors. The Convertible Debentures accrue interest at a rate of 8% per annum. The debentures mature on March 20, 2015. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 60% of the average of the lowest three trading prices of the common stock during the previous 10 day trading period.

The Company issued convertible debentures to support is strategic growth plans. The convertible debentures provide a lower cost of capital needed to support working capital.

The Company separated the Convertible Debentures instrument into debt and the embedded conversion derivative liability. The Company allocated the proceeds to the embedded conversion derivative liability. The fair value of the embedded conversion derivative liability exceeded the proceeds from the Convertible Debentures, which resulted in a debt discount of $55,790.

As of June 30, 2014, convertible debt totaled $7,210, of which $55,790 was attributable to the discount on debt. Derivative liability totaled $68,298. The debt discount will be amortized over the life of the loan.

(3)
On October 17, 2012, the Company issued an unsecured promissory note to a shareholder for the amount of $120,000.  The note is due on March 31, 2016, and accrues interest at the rate of 12.08% per annum, interest payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder. On August 1, 2014, the Company issued a note payable to a shareholder in the amount $25,000 for the repurchase of common stock. The note is unsecured and bears interest at the rate of 0% per annum. The balance on this note is $4,000 as of June 30, 2014. On March 27, 2014, the Company issued a secured promissory note to a shareholder for the amount of $10,000. The note bears 15% interest per annum and is payable on demand. The Company made an upfront interest payment of 15% paid in stock. On March 27, 2014, the Company issued a secured promissory note to a shareholder for the amount of $70,000. The note bears 15% interest per annum and is payable on demand. The Company made an upfront interest payment of 15% paid in stock. On April 10, 2014, the Company issued a secured promissory note to a shareholder for the amount of $100,000. The note bears 15% interest per annum and is payable on demand. The Company made an upfront interest payment of 15% paid in stock.

(4)	On June 12, 2013, the Company issued a note payable to a related party in the amount of $65,000. The note is payable on demand, and bears interest at the rate of 6% per annum.
(5)
On October 1, 2012, the Company issued an unsecured promissory note to a related party for the amount of $181,558.  The note is due on October 1, 2015, and accrues interest at the rate of 3% per annum, interest payable quarterly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder. The balance as of June 30, 2014, is $55,863.

(6)
KABA Loan and Security Agreement

In March 2012, the Company and Kenosha Area Business Alliance, Inc., a Wisconsin not-for-profit corporation (“KABA”), executed a Loan and Security Agreement (“the Loan Agreement”), whereby the Company borrowed $125,000 from KABA’s City Loan Fund (the “City Loan”)  for business relocation expenses to the city of Kenosha, construction of leasehold improvements and machinery and equipment.

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

Pursuant to the Loan Agreement, the Company has pledged and granted KABA a security interest in all the assets of the Company.  Additionally, during the term of the City Loan, the Company is subject to several covenants pursuant to the Loan Agreement. The balance as of June 30, 2014, is $91,065.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable are as follows for the years ending June 30,

2015	$402,605
2016	172,904
2017	18,504
2018	19,645
2019	19,070
2020 and thereafter	-

6.                    STOCKHOLDERS’ EQUITY

The Company has initiated a comprehensive business expansion plan. The plan includes revitalizing current product lines, as well as increasing the awareness of the company to investors and direct consumers. The Company will continue to raise capital through equity. The board of directors voted to increase the authorized common stock to support these funding efforts. Additionally, the board of directors authorized a Preferred Shares Rights Agreement to protect the interest of its stockholders.

Transactions for the years ended June 30, 2014, and 2013, are as follows:

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

On April 4, 2014, the Company issued 300,000 shares of common stock to an investor for $15,000 for payment of interest on note payable.

On April 21, 2014, the Company issued 20,000 shares of common stock to an investor for $1,000 for payment of services rendered.

On May 30, 2014, the Company amended its Articles of Corporation and increased its common stock to 200,000,000 shares. In addition, 1,000,000 were authorized as Series A Participating Preferred stock. The Company has initiated a comprehensive business expansion plan. The plan includes revitalizing current product lines as well as increasing awareness of company to investors and direct consumers. The Company will continue to raise capital through equity. Additionally, the board of directors authorized a Preferred Shares Rights Agreement to protect the interest of its stockholders

On June 16, 2014, the Company issued 1,250,000 shares of common stock to an investor for a cash investment of $50,000.

On June 19, 2014, the Company issued 625,000 shares of common stock to an investor for a cash investment of $25,000.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

7.                    STOCK OPTIONS

The Company has a marketing agreement that provides stock options. The fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors.  The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant.

On November 15, 2013, the Company entered into a marketing consulting agreement which included authorizing issuance of 3,174,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.06 per share. The term of the options is ten years.

Approximately 8% percent of the options vest at the end of each month following the grant date and ending October 31, 2014. The Company recorded a total expense of $126,956 related to these options during the year ended June 30, 2014. As of June 30, 2014, all options were outstanding. At June 30, 2014, the remaining contractual term of these options was approximately 9 years. The value of these options on the grant date was $190,434 as the closing stock price on the grant date was $0.06.

Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	9.33
Risk free rate of return	2.71%
Dividend yield	0
Expected volatility	262%

All the options issued under the November 2013, agreement expire on November 30, 2023.

Stock Options at June 30, 2013	-
Issued	3,174,000
Exercised	-
Forfeited	-
Balance of stock options at June 30, 2014	3,174,000

On June 15,2010, the Company adopted “The 2011 compensation plan” and reserved 4,000,000 shares of common stock to be issued to employees and consultants as payment for services. As of June 30, 2014, the Company has issued 3,174,000 options of common stock pursuant to the compensation plan.

8.                    COMMITMENTS

The Company is renting 45,000 square feet of office and warehouse facilities on a three-year lease arrangement which began February 1, 2012. Rent expense for the years ended June 30, 2014, and 2013, was $139,140 and $118,829, respectively. Deferred rent of $17,600 was recorded for the year ended June 30, 2014, due to an initial rent holiday and rent escalations related to the new lease. Deferred rent is amortized over the term of the lease. The Company has an option to renew this lease for one additional year ending June 30, 2015, if the option is exercised.

Future minimum rental payments are $103,400 for the year ended June 30, 2015.

On November 15, 2013, the Company entered into a service agreement with an outside marketing consulting group in which the outside marketing development group provides the Company with consulting services to assist in enhancing the value of the Company’s current products and facilitate change and innovation for existing and new products branded by the Company. The agreement provides regular monthly payments in addition to non-qualified stock options. The stock options vest monthly through October 31, 2014, and are recognized on a monthly basis. The agreement ends on May 15, 2015.

Future minimum payments are $178,836 for the year ended June 30, 2015.

9.                    EARNINGS (LOSS) PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net earnings.  Diluted loss per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2014	June 30, 2013

Net loss - basic	$(334,059)	$(104,482)

Net loss - diluted	(334,059)	(104,482)

Weighted average shares - basic	64,625,990	64,171,974

Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes and stock options	*	*

Weighted average shares - diluted	64,625,990	64,171,974

Loss per share:
Basic	$(.005)	$(.002)
Diluted	$(.005)	$(.002)

“*3,174,000 shares related to stock options and 2,950,820 shares related to the conversion of dilutive convertible promissory notes have not been included because their effect would be anti-dilutive.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.                  INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2014, and 2013, were as follows:

	June 30, 2014	June 30, 2013

Net operating loss carryforwards	$1,473,000	$1,363,000
Deferred compensation	23,000	43,000
Deferred rent expense	4,000	11,000
Accounts receivable allowance	5,000	5,000

Valuation allowance	(1,505,000)	(1,420,000)
Net Deferred Tax Asset	$--	$--

At June 30, 2014, the Company has net operating loss carryforwards for Federal tax purposes of approximately $3,507,000 which, if unused to offset future taxable income, will expire in years beginning in 2019.

11.                  RELATED PARTY TRANSACTIONS

An unsecured loan was issued to the Company from a significant shareholder on June 12, 2013, in the amount of $65,000. The loan is payable on demand and bears interest in the amount of 6% per annum. The related party is a beneficial owner who owns 10.8% of the Company’s common stock as of June 30, 2013.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

12.                  CONCENTRATIONS

For the year ended June 30, 2014, the Company’s two largest customers accounted for 46% and 12% of sales, respectively and account receivable amounts are 47% and 0%, respectively. For the year ended June 30, 2013, the Company’s two largest customers accounted for 42% and 11% of sales, respectively and account receivable amounts are 43% and 14%, respectively.

13.                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013

Net sales	$432,842	$431,153	$573,335	$594,727

Gross profit	201,740	166,471	207,268	262,833

Net income (loss)	(26,994)	(96,580)	(36,113)	55,205

Income (loss) per share:
Basic	*	(.001)	*	*
Diluted	*	(.001)	*	*

Weighted average shares
Basic	63,495,187	63,905,930	64,470,950	64,829,478
Diluted	63,495,187	63,905,930	64,470,950	64,829,478

	Quarter ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014

Net sales	$537,353	$727,732	$781,253	$879,243

Gross profit	220,144	295,911	306,322	322,831

Net income (loss)	798	(61,574)	(83,631)	(189,652)

Earnings Income (loss) per share:	*	(.001)	(.001)	(.003)
Basic	*	(.001)	(.001)	(.003)
Diluted

Weighted average shares
Basic	64,566,650	64,397,085	64,326,051	65,214,046
Diluted	64,566,650	64,397,085	64,326,051	65,214,046

* Less than .001 per share.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

14.                  Subsequent Events

On July 4, 2014, the Company extended a current note payable until October 4, 2014. As part of the note extension, there was an upfront prepaid interest payment of 15% in common stock. The Company issued 500,000 shares to the holder of the note.

On July 9, 2014, the Company entered into a marketing agreement with an outside marketing firm. The marketing firm will develop branding and all initial marketing materials and campaigns as part of the comprehensive business expansion plan. This agreement consists of a service fee and a grant of stock options.

On August 8, 2014, a significant shareholder converted their note payable into common stock. The Company issued 1,625,000 shares of common stock to convert the note payable.

On August 20, 2014 and September 5, 2014, the Company issued convertible notes for $32,500 and $37,500 to an unrelated party. These notes are set to mature on May 20, 2015 and June 4, 2015, respectively. The Company has reserved 4,125,000 and 15,000,000 shares of common stock for issuance upon conversion of the notes payable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this   Annual Report on Form 10-K,   the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and its Chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are no significant deficiencies in our internal control over financial reporting.

In January 2014, the Company hired a CFO to join its team. In March 2014, the Company hired a full-time accountant. The Company has since developed policies and procedures to ensure segregation of duties. The new policies and procedures provide assurance that distinct functions are performed by different individuals and that no individual has complete control over the Company’s accounting functions. Management believes that the new compensating controls put in place mitigate the risks associated with the previous lack of segregation of duties. Management concluded that internal controls over financial reporting were effective as of June 30, 2014.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company

Michael D. Michie	53	President, CEO and Director
Judson Just, CFA	44	CFO and Treasurer
Thomas Paulsen	51	Director
John D. Hagarty	75	Director

Michael D. Michie – Michael Michie served as President, CEO and CFO through December 31, 2013, when the Company hired Judson Just for the CFO position. Michael D. Michie was appointed President on September 30th, 2011 by the Board of Directors. In 2010, Michael Michie was appointed CEO. In 2004, Michael Michie joined the Company as CFO. From 2003 to 2004, Mr. Michie privately consulted challenged businesses while concurrently serving as Business Manager for a large real estate investor/broker group. He established cost containment measures as well as performance metrics for eight real estate holding companies. He produced and refined accurate revenue projections providing investors the knowledge to make better investment decisions. Prior to 2003, he was a Territory Sales Manager for Creo Products, Inc, a high technology company located in Vancouver, BC. During his tenure with Creo he achieved over 70% market share in his territory of responsibility, Previous to 1999, Mr. Michie worked for the DuPont Corporation beginning in 1994. He was a shared recipient of a regional Pinnacle Award for regional performance in electronic imaging as well as a Recipient of DuPont's "commitment to excellence" award. Mr. Michie graduated from Carthage College in 1988.

Judson Just, CFA – Judson P. Just, CFA has been Chief Financial Officer of Pacific Sands Inc. since January 1, 2014. Mr. Just was appointed Treasurer by the Board of Directors on March 28, 2014. From 2012 to 2014, Mr. Just served as the President of JH Fagen. Mr. Just was formerly with PEAK6 Investments. Mr. Just has spent the last nine years with PEAK6 Investments, LP as a Portfolio Manager, Analyst, Trader and Manager of the founding family's Family Office. Prior to PEAK6, he spent six years as a Trader for Heartland Funds, a specialist in small cap equities. He served as a Board Member for Solution ... BioSciences, an animal health technology company.He has been a Director of Pacific Sands Inc. since February 2014. Mr. Just served as a Director of RoomLinX Inc. from July 31, 2008 to August 17, 2012.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the fiscal years ended June 30, 2014, and 2013.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principle Position	Year	Salary (b)	Bonus	Restricted Stock Awards (b)	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation	Total

Michael D. Michie	2014	$130,000	-	-	-	-	-	$130,000
President and Chief Executive Officer (a)	2013	$121,496	-	-	-	-	-	$121,946

Judson Just	2014	$62,500	-	-	-	-	-	$62,500
Chief Financial Officer and Treasurer

Thomas Paulsen	2014	-	-	-	-	-	-	-
Secretary of the Board of Directors	2013	-	-	-	-	-	-	-

John Hagarty	2014	-	-	-	-	-	-	-
Director (b)	2013	$9,600	-	-	-	-	-	$9,600

(a)	Michael Michie also served as Chief Financial Officer from 2004 through December 31, 2013, when Judson Just joined the Company as CFO.
(b)	Compensation for services was paid in the form of restricted stock.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, and by all of the Company's directors and executive officers as a group as of September 26, 2014.

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Common	Michael L. Wynhoff 4611 Green Bay Road Kenosha, WI 53144	3,393,428	5.1%

Common	Dr. Clifton Peterson 4611 Green Bay Road Kenosha, WI 53144	8,666,433	12.5%

Common	Robert Middleton 4611 Green Bay Road Kenosha, WI 53144	4,166,587	6.2%

Common	Michael D. Michie 4611 Green Bay Road Kenosha, WI 53144	3,194,975	4.6%

Common	John D. Hagarty 4611 Green Bay Road Kenosha, WI 53144	1,222,771	1.8%

Common	Thomas Paulsen 4611 Green Bay Road Kenosha, WI 53144	1,027,923	1.5%

Common	Judson Just 4611 Green Bay Road Kenosha, WI 53144	369,684	0.1%

Common	All directors and officers as a group (4 members)	5,815,353	8.0%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Sassetti LLC, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2014	Fiscal 2013

Audit fees (1)	$43,950	$38,220
Audit related fees	$-	$-
Tax fees	$3,145	$2,525

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
Director

September 29, 2014