Form 10-Q
period 2014-09-30
PACIFIC SANDS INC
filed 2014-11-14
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2014 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	71,574,413

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2014, AND JUNE 30, 2014

ASSETS

	September 30, 2014	June 30, 2014
Current assets:	(Unaudited)
Cash and cash equivalents	$10,312	$266,190
Trade receivables, net of allowances for doubtful accounts of $25,000 and $11,425	340,354	344,562
Inventories	418,945	259,423
Other current assets	241,229	17,835
Total Current Assets	1,010,840	888,010

Property and equipment, net	252,675	191,255
Other Assets	2,644	2,820
Total Assets	$1,266,159	$1,082,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$505,358	$411,313
Customer deposits	247,560	-
Accrued expenses	45,274	54,111
Current portion of notes payable and capital leases, less debt discount of $99,416 and $55,790	359,052	346,815
Deferred Rent expense	4,400	8,800
Embedded conversion derivative liability	117,421	68,298

Total Current Liabilities	1,279,065	889,337

Notes payable and capital leases, less current portion	252,930	230,123
Total Liabilities	1,531,995	1,119,460

Stockholders’ Deficit
Preferred series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock (100,000,000 shares authorized, 71,454,413 and 66,811,354 shares issued and outstanding)	71,453	66,811
Additional paid in capital	5,933,920	5,710,231
Accumulated deficit	(6,271,208)	(5,814,417)
Total Stockholders’ Deficit	(265,836)	(37,375)

Total Liabilities and Stockholders’ Deficit	$1,266,159	$1,082,085

See accompanying notes

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013
(UNAUDITED)

	Three months ended September 30,
	2014	2013

Net sales	$486,045		$537,353
Cost of sales	301,363		317,209

Gross profit	184,682		220,144

Selling and administrative expenses	593,463		208,792

Income (Loss) from operations	(408,781)		11,352

Other income/expense
Other income	542		409
Gain (loss) on derivative liability	20,878		-
Interest expense	(69,431)		(10,963)
	(48,011)		(10,554)

Income (Loss) before income taxes	(456,792)		798

Income taxes	-		-

Net income (loss)	$(456,792)		$798

Basic and diluted loss per share	$(0.006)	$	*

Basic and diluted weighted average shares outstanding	70,506,208		64,566,650

*less than 0.001 per share
See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities
Net income (loss)	$(456,792)	$798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	16,487	15,800
Common shares issued for interest	22,000	-
Common shares issued for services	93,722	-
Stock option expense	47,609	-
(Gain) loss on derivative	(20,877)	-
Accretion of debt discount	26,375	-
Deferred rent	(4,400)	(4,400)
Changes in assets and liabilities -
Trade accounts receivable	4,208	82,795
Inventories	(159,522)	(32,870)
Other assets	(223,217)	(9,773)
Deferred Revenue	247,560	-
Accounts payable and other current liabilities	85,208	19,836

Net Cash Provided by (Used in) Operating Activities	(321,639)	72,186

Cash flows from investing activities
Purchase of equipment	(5,454)	(9,054)

Net Cash Used in Investing Activities	(5,454)	(9,054)

Cash flows from financing activities
Proceeds from convertible note	70,000	-
Proceeds from notes payable	149,640	41,797
Repayment of notes payable and long term obligations	(148,425)	(143,655)

Net Cash Provided by (Used in) Financing Activities	71,215	(101,858)

Net decrease in cash and cash equivalents	(255,878)	(38,726)

Cash and cash equivalents:
Beginning of period	266,190	90,040

End of period	$10,312	$51,314

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013
(UNAUDITED)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,092	$9,608
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities:
Conversion of debt to equity	$65,000	$-
Capital lease for equipment	$72,453	$-
Acquisition of stock for note payable	$-	$25,000

See accompanying notes.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014, as reported elsewhere in this Form 10-Q have been omitted.

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands’ distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites, including the Company’s website.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $16,487 and $15,800 during the three months ended September 30, 2014, and 2013, respectively.

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

Customer deposits are 50% of total customer sale. There are two sets of criteria used to determine if a customer deposit is required. The first criterion is foreign customers. To ensure the validity and collectability of a foreign order the Company requires 50% of the total sale to be paid up front. The remaining 50% of the sales is to be paid upon completion of the order and prior to shipping the order to the customer. The second criterion is a new private label customer. These orders would require a 50% total deposit and the remaining 50% paid upon completion of order and prior to shipment. All customer deposits are held as a liability until the order is completed.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserve of $25,000 is adequate as of September 30, 2014.

The Company’s largest customer accounts for 49.8% of sales and 47% of receivables for the period ended September 30, 2014 and 51% of sales and 42.6% of receivables for the same period last fiscal year.

Basic and Diluted Net Loss Per Share - Basic loss per share is based upon the weighted average number of common shares outstanding as. There were no common stock equivlents as of September 30, 2013. Dilutive shares and stock options have not been included in the computation of net loss per common share, as the effect would be anti-dilutive as of September 30, 2014.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.            GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2014, the Company has incurred cumulative losses of $6,271,208.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.            INVENTORIES

Inventories at September 30, 2014, and June 30, 2014, consisted of the following:

	September 30, 2014	June 30, 2014
Raw materials	$321,548	$219,222
Finished goods	97,397	40,201
Total	$418,945	$259,423

5.            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2014, and June 30, 2014, consisted of the following:

	September 30, 2014	June 30, 2014
Furniture and office equipment	$35,997	$35,997
Manufacturing equipment	210,483	210,483
Leasehold improvements	90,116	85,320
Computer software	52,150	52,150
Office equipment	54,435	54,435
Assets in suspense	73,111	-
Total Property and equipment	516,292	438,385
Less accumulated depreciation and amortization	(263,618)	(247,130)
Property and equipment, net	$252,675	$191,255

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.            ACCRUED EXPENSES

Accrued expenses at September 30, 2014, and June 30, 2014, consisted of the following:

	September 30, 2014	June 30, 2014
Accrued compensation	$18,143	$37,295
Accrued payroll taxes	15,334	3,354
Accrued health insurance	340	386
Accrued interest	11,456	13,076
Total	$45,274	$54,111

7.           NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2014, and June 30, 2014, consisted of the following:

	September 30, 2014	June 30, 2014
Promissory note – unrelated parties	$25,000	$53,800
Convertible notes payable (3)	133,000	63,000
Notes payable - stockholders	248,800	304,000
Promissory Note – related party	-	65,000
Note payable – former executive officer	43,644	55,863
Promissory Note – Kenosha Area Business Alliance	87,052	91,065
Note payable – Ascentium (2)	61,693	-
Note payable – Capital Access (1)	112,209	-

Total notes payable	711,398	632,728
Less current maturities	(359,052)	(346,815)
Less debt discount	(99,416)	(55,790)
	$252,930	$230,123

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable are as follows for the years ending September 30,

2015	$458,468
2016	186,844
2017	32,172
2018	19,941
2019	13,973

(1) The Company issued a short term note payable for $120,840 to support current operations. This note bears 21.9% annual interest and matures on May 13, 2015. Under the terms of this agreement daily payments of $1,004 are required. The balance as of September 30, 2014 was $112,209.

(2) The Company entered into a capital lease agreement for new manufacturing equipment. The lease has a $1 purchase option upon maturity. The lease agreement was for $72,453. This note requires monthly payments of $2,466. This lease bears 18.4% annual interest and matures on July 7, 2017.

(3) The Company issued two convertible notes during the three months ended September 30, 2014 for a total of $70,000. The fair value of the conversion features are calculated at the time of issuance and the Company discounts the debt and records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability thereafter are recorded in other income (expense) in the statement of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid-in capital. The Company recognizes expense for accretion of the convertible debentures discount over the term of the note. The Company has considered the provision of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal converted to a variable number of the Company’s common shares.

Debt Discount – Costs incurred with parties who are providing short-term financing, which include the fair value of an embedded derivative conversion, are reflected as a debt discount and are amortized over the life of the related debt. When the debt is repaid, the related debt discount is recorded as additional interest expense and the related derivative liability is relieved into additional paid in capital.

One of the convertible notes was issued on August 20, 2014 for $32,500. This note is set to mature on May 20, 2015. The derivative calculation was $47,881, of which $32,500 was recorded to debt discount and $15,381 to derivative gain/loss.

The second note was issued on September 2, 2014 for $37,500. This note is set to mature on June 4, 2015. The derivative calculation was $39,802, of which $37,500 was recorded to debt discount and $2,302 to derivative gain/loss.

At September 30, 2014, convertible notes totaled $133,000 of which $99,416 was attributable to the discount on debt.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

For the period ended September 30, 2014, $26,375 of the debt discount was amortized and recorded as interest expense.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2014	August 20, 2014	September 2, 2014
Market value of stock on measurement date	$0.05	$0.035	$0.035
Risk-free interest rate	0.10%	0.10%	.10%
Dividend yield	0%	0%	0%
Volatility factor	156%	119%	162%
Term	9 months	9 months	9 months

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2014:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
September 30, 2014	$-	$-	$117,421

The following table reconciles for the period ended September 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Balance at June 30, 2014	$68,298
Issued during period ending September 30, 2014	87,683
Reductions in fair value due to conversion of Convertible Debentures into common stock	-
Gain on fair value adjustments to embedded conversion derivative liabilities	(38,560)
Balance of embedded conversion of derivative liability as of September 30, 2014	$117,421

8.           STOCKHOLDERS’ DEFICIT

Transactions for the three months ended September 31, 2014, are as follows:

On July 1, 2014, the Company issued 175,000 shares of common stock for $7,000 for payment of interest on a note payable.

On July 4, 2014, the Company issued 500,000 shares of common stock for $15,000 for payment of interest on a note payable.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

On July 9, 2014, the Company issued 1,934,400 shares of common stock to an outside consulting company for prepayment of services to be rendered of $77,376.

On July 18, 2014, the Company issued 288,467 shares of common stock to officers of the company for $11,539 for payment of compensation.

On July 31, 2014, the Company issued 120,192 shares of common stock to an officer of the company for $4,808 for payment of compensation.

On August 8, 2014, the Company issued 1,625,000 to a related party for $65,000 to convert a note payable.

9.           INCOME (LOSS) PER SHARE

Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three months ended September 30,
	2014	2013
Numerator:
Basic and diluted income (loss)	$(456,792)		$798

Denominator:
Basic and diluted per share data - weighted average shares	70,506,208		64,566,650

Basic and diluted loss per share	$(.006)	$	*

Anti-dilutive securities not included in net loss per share calculation:

	Three months ended September 30,
	2014	2013
Stock options	3,174,000	-
Convertible debit	4,156,250	-

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.          INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2014, and June 30, 2014, are as follows:

	September 30, 2014	June 30, 2014
Net operating loss carryforwards	$1,664,000	$1,473,000
Deferred compensation	18,000	23,000
Deferred rent expense	2,000	4,000
Accounts receivable allowance	5,000	5,000
Valuation allowance	(1,689,000)	(1,505,000)
Net deferred tax asset	$--	$--

At September 30, 2014, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,963,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as Natural Water Technologies, ecoone® and Natural Choices Home Safe Products (see discussion below).

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

The Company has a mature, actively marketed product line known as the ecoone® Spa Treatment system. The ecoone® brand is an inclusive line that provides all the necessary components to maintain spa’s and keep them running simply, safely, and naturally.

The Company’s other brand is Natural Choices, which is a line of earth-, health-, pet-, and kid-friendly cleaning and laundry products. The top selling product is Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. Throughout the last six months the company has re-launched the Natural Choices brand and began marketing initiatives to sell to consumers direct from the Company in addition to our numerous distributors.

The Company has a large selection of oxygen-bleach based formulations available both for retail distribution under its ecoone® and Natural Choices brands as well as for contract manufacturing and private label.

The Company's goal is to achieve sustained profitability through revenues achieved by marketing and sales of its nontoxic, earth-, health- and kid-friendly, ecoone® and Natural Choices product lines.

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

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, debt issuance and the sale of rule 144 stocks through private placement. The Company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2014, compared to the three months ending September 30, 2013.

For the three months ended September 30, 2014, net sales were $486,045, a decrease of 9.5% over net sales of $537,353 for the three months ended September 30, 2013. The slight decrease in quarter one sales is attributable to a generally slower quarter for sales as trends have shown in the past.

For the three months ended September 30, 2014, cost of sales was $301,363 compared to $317,209 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 41% for the three months ended September 30, 2013, to 39%. The increase in COGS compared to revenue and the decreased gross margin is due to an increase in the cost of raw material.

For the three months ended September 30, 2014, and 2013, selling and general administrative expenses were $593,463 and $208,792, respectively. The increase in administrative expense is due to the cost of marketing and re-launch for the Natural Choices brand. The marketing initiatives are expected to continue over the next year to increase sales for the Natural Choices product line. For the current fiscal period there was $154,393 in one time marketing charges related to the re-launch initiatives.

Interest expense for the three months ended September 30, 2014, was $69,431 compared to $10,963 for the three months ended September 30, 2013. The increase in interest expense is due to debt financed at higher rates and the current period interest includes the amortization of debt discount for $26,375.

The Company recorded net loss of $456,792 or $0.006 loss per share for the three months ended September 30, 2014, as compared to a net income of $798 or $0.000 income per share for the three months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company is positioned for sales growth but will require additional funding to continue operations. The Company's ability to achieve its objectives is dependent upon its ability to sustain and enhance its current revenue stream and to continue to raise funds through loans, vendor credit and the private placement of restricted securities until such time as the Company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries (subsequently converted to common stock issued to officers), debt financings and the sale of rule 144 stock through private placement. The Company's failure to continue to raise adequate financing to fund planned expansion may jeopardize its plans for growth.

At September 30, 2014, the Company had current assets of $1,010,840 and total assets of $1,266,159, compared to June 30, 2014, when current assets were $888,010 and total assets were $1,082,085. Cash and cash equivalents at September 30, 2014, was $10,312 compared to $266,190 at June 30, 2014.

Current liabilities at September 30, 2014, were $1,279,065 as compared to $889,337 at June 30, 2014. Current liabilities include accounts payable, current portion of notes payable, accrued expenses, and customer deposits. The Company currently has $247,560. The customer deposits represent 50% of the total order. These deposits are non-refundable since they are for custom order products. The Company will recognize the deposit as revenue upon completion of the order.

Non-current liabilities include a $43,644 note payable due a former executive officer of the Company and a note payable to Kenosha Area Business Alliance for $87,053 and a few other outstanding debt obligations.

For the period ending September 30, 2014, the Company received two loans, totaling $149,640, to meet operating needs. The Company signed a dollar lease agreement for manufacturing equipment in the amount of $72,453.

Net cash used in operating activities during the three months ended September 30, 2014, was $321,639 compared to $72,186 provided by operating activities during the three months ended September 30, 2013.

During the three months ended September 30, 2014, net cash provided by financing activities was $71,215, which included proceeds of $219,640 from debt issued and $148,425 of debt repayments.

On September 30, 2014, the Company had an accumulated deficit of $6,271,208 and total stockholders’ deficit of $265,836.

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

Not Required

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2014, management believes there are no significant deficiencies in the Company’s internal control over financial reporting In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management concluded that internal controls over financial reporting were effective as of June 30, 2014.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – MINE SAFETY DISCLOSURES

Not Applicable

Item 5 – OTHER INFORMATION

None

Item 6 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance*

101.SCH	XBRL Schema*

101.CAL	XBRL Calculation*

101.DEF	XBRL Definition*

101.LAB	XBRL Label*

101.PRE	XBRL Presentation*

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