Form 10-Q
period 2014-12-31
PACIFIC SANDS INC
filed 2015-02-13
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-29483

(Exact Name of Registrant as specified in its charter)

Nevada	88-0322882
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4611 Green Bay Road Kenosha, WI	53144
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (262) 925-0123
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 13, 2015 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	74,391,386

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2014, AND JUNE 30, 2014

ASSETS

	December 31, 2014	June 30, 2014
Current assets:	(Unaudited)
Cash and cash equivalents	$15,492	$266,190
Trade receivables, net of allowances for doubtful accounts of $25,000 and $11,425	182,086	344,562
Inventories	270,624	259,423
Other current assets	126,791	17,835
Total Current Assets	594,993	888,010

Property and equipment, net	238,484	191,255
Other Assets	2,468	2,820

Total Assets	$835,945	$1,082,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$508,177	$411,313
Customer Deposits	20,000	-
Accrued expenses	50,016	54,111
Deferred rent expenses	-	8,800
Current portion of notes payable and capital leases, less debt discount of $53,968 and $55,790	309,943	346,815
Embedded conversion derivative liability	118,917	68,298

Total Current Liabilities	1,007,053	889,337

Notes payable, less current portion	244,580	230,123
Total Liabilities	1,251,633	1,119,460

Stockholders' deficit
Preferred series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock (200,000,000 shares authorized, 72,682,746 and 66,811,354 shares issued and outstanding.)	72,682	66,811
Additional paid in capital	6,001,174	5,710,231
Accumulated deficit	(6,489,544)	(5,814,417)
Total Stockholders' Equity	(415,688)	(37,375)

Total Liabilities and Stockholders' Equity	$835,945	$1,082,085

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014, AND 2013
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013

Net sales	$831,677	$727,732	$1,317,722	$1,265,085
Cost of sales	500,173	431,821	801,536	749,030

Gross profit	331,504	295,911	516,186	516,055

Selling and administrative expenses	447,623	347,627	1,041,086	556,419

Loss from operations	(116,119)	(51,716)	(524,900)	(40,364)

Other income (expense)
Other income	727	300	1,270	709
Gain (loss) on derivative liability	(12,776)	-	8,101	-
Interest expense	(90,167)	(10,158)	(159,598)	(21,121)

Loss before income taxes	(218,335)	(61,574)	(675,127)	(60,776)

Income taxes	-	-	-	-

Net loss		$(218,335)		$(61,574)	$(675,127)		$(60,776)

Loss per share:
Basic	$	*	$	*	$(.01)	$	*
Diluted	$	*	$	*	$(.01)	$	*

Weighted average shares outstanding:
Basic		71,973,054		64,397,085	71,239,631		64,481,868
Diluted		71,973,054		64,397,085	71,239,631		64,481,868

*Less than $.01
See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014, AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities:
Net loss	$(675,127)	$(60,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	35,540	31,942
Accretion of debt discount	71,823	-
Stock options	63,478	31,739
Common shares issued for interest	45,333	-
Common shares issued for services	99,722	-
Deferred Rent	(8,800)	(8,800)
(Gain) loss on derivative	(8,101)	-
Changes in assets and liabilities -
Trade accounts receivable	162,476	(38,787)
Inventories	(11,201)	(20,830)
Other assets	(11,883)	(2,329)
Deferred Revenue	20,000	-
Accounts payable and other current liabilities	92,769	105,367

Net Cash Provided by (Used in) Operating Activities	(123,971)	37,526

Cash flows from investing activities:
Purchases of equipment	(10,316)	(15,831)
Prepaid brand development and other costs	(96,720)	-
Net Cash Used in Investing Activities	(107,036)	(15,831)

Cash flows from financing activities:
Convertible notes payable	70,000	-
Proceeds from notes payable	159,640	140,957
Repayment of notes payable and long term obligations	(249,331)	(239,476)

Net Cash Provided by (Used in) Financing Activities	(19,691)	(98,519)

Net decrease in cash and cash equivalents	(250,698)	(76,824)

Cash and cash equivalents:
Beginning of period	266,190	90,040

End of period	$15,492	$13,216

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014, AND 2013
(UNAUDITED)

	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,201	$20,557
Income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities

Conversion of debt to equity	$88,280	$-
Acquisition of stock for note payable	$-	$31,000
Capital lease for equipment	$72,453	$-

See accompanying notes.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc’s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2014  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported elsewhere in this Form 10-Q have been omitted.

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $35,540 and $31,942 during the six months ended December 31, 2014, and 2013, respectively.

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

Income Taxes – The Company adopted section 740 of the FASB Accounting Standards Codification. The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations in the period that includes the enactment date.

Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits and does not believe there are uncertain tax positions according to the provisions of Section 740-10-25.

The Company’s income tax returns for the year’s ending June 30, 2014, 2013, and 2012, are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $25,000 are adequate as of December 31, 2014.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2014, the Company has incurred cumulative losses of $6,489,544.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at December 31, 2014, and June 30, 2014, consisted of the following:

	December 31, 2014	June 30, 2014
Raw materials	$228,961	$219,222
Finished goods	41,663	40,201
Total	$270,624	$259,423

5.               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014, and June 30, 2014, consisted of the following:

	December 31, 2014	June 30, 2014
Furniture	$35,997	$35,997
Manufacturing equipment	287,349	210,483
Office equipment	55,543	54,435
Leasehold improvements	90,116	85,320
Computer software	52,150	52,150
Less accumulated depreciation and amortization	(282,670)	(247,130)
Property and equipment, net	$238,484	$191,255

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at December 31, 2014, and June 30, 2014, consisted of the following:

	December 31, 2014	June 30, 2014
Accrued compensation	$40,742	$37,295
Accrued payroll withholding taxes and penalties	1,791	3,354
Accrued employee health insurance	206	386
Accrued sales tax	12	-
Accrued interest	7,265	13,076
Total	$50,016	$54,111

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Long term obligations at December 31, 2014, and June 30, 2014, consisted of the following:

	December 31, 2014	June 30, 2014
Promissory note – unrelated parties	35,000	53,800
Convertible notes (3)	121,000	63,000
Notes payable – stockholders	220,000	304,000
Promissory note – related party	-	65,000
Note payable – former executive officer	31,424	55,863
Promissory Note – Kenosha Area Business Alliance	82,980	91,065
Note payable – Capital Access (1)	60,420	-
Capital Lease (2)	57,667	-
Debt discount	(53,968)	(55,790)
Total obligations	554,523	576,938
Less current maturities	(309,943)	(346,815)
Total long-term liabilities	$244,580	$230,123

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2015	$309,943
2016	187,110
2017	28,430
2018	20,242
2019	8,798
2020 and thereafter	-

(1) The Company issued a short term note payable for $120,840 to support current operations. This note bears 21.9% annual interest and matures on May 13, 2015. Under the terms of this agreement daily payments of $1,004 are required. The balance as of December 31, 2014 was $60,420.

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

At December 31, 2014, convertible notes totaled $121,000 of which $53,968 was attributable to the discount on debt. For the period ended December 31, 2014, $71,823 of the debt discount was amortized and recorded as interest expense.

At December 31, 2014, a portion of the convertible debt was converted into equity. $12,000 was converted into 600,000 shares of common stock, $11,280 is the portion of the derivative that was written off to equity and $3,518 of the debt discount was amortized and recorded as interest expense.

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2014:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
December 31, 2014	$-	$-	$118,917

The following table reconciles for the period ended December 31, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Balance at June 30, 2014	$68,298
Issued during period ending December 31, 2014	70,000
Reductions in fair value due to conversion of Convertible Debentures into common stock	(11,280)
Gain on fair value adjustments to embedded conversion derivative liabilities	(8,101)
Balance of embedded conversion of derivative liability as of December 31, 2014	$118,917

8.               STOCKHOLDERS’ DEFICIT

Transactions for the six months ended December 31, 2014, are as follows:

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

On August 8, 2014, the Company issued 1,625,000 shares of common stock to a related party for $65,000 to convert a note payable.

On October 1, 2014, the Company issued 120,000 shares of common stock to an employee for $6,000 as payment for compensation.

On October 4, 2014, the Company issued 300,000 shares of common stock for $15,000 as payment of interest on a note payable.

On November 17, 2014, the Company issued 208,333 shares of common stock for $8,333 as payment of interest on a note payable.

On December 31, 2014, the Company issued 600,000 shares of common stock for $12,000 to convert a portion of a convertible note payable.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

9.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended December 31,		Six months ended December 31,

	2014	2013	2014	2013

Net loss - basic	$(218,335)	$(61,574)	$(675,127)	$(60,776)
Interest expense on conversion of promissory notes	-	-	-	-
Net loss diluted	(218,335)	(61,574)	(675,127)	(60,776)
Weighted average shares - basic	71,973,054	64,397,085	71,239,631	64,481,868
Weighted average shares - diluted	71,973,054	64,397,085	71,239,631	64,481,868
Loss per share
Basic	$ *	$ *	$(.01)	$ *
Diluted	$ *	$ *	$(.01)	$ *

*Less than $.01

Anti-dilutive securities not included in net loss per share calculation:

	Six months ended December 31,
	2014	2013
Stock options	3,174,000	-
Convertible debt	14,400,000	-

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2014 and June 30, 2014 are as follows:

	December 31, 2014	June 30, 2014
Net operating loss carryforwards	$1,756,000	$1,473,000
Deferred compensation	13,000	23,000
Deferred rent expense	-	4,000
Accounts receivable allowance	10,000	5,000
Valuation allowance	(1,779,000)	(1,505,000)
Net deferred tax asset	$--	$--

At December 31, 2014, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $3,848,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

11.             Concentrations

For the period ended December 31, 2014, and December 31, 2013, the Company had two customers that represented more than 10% of the Company’s sales. For the period ended December 31, 2014, the Company’s two largest customers accounted for 38% and 33% of sales, respectively and account receivable amounts are 50% and 0%, respectively. For the period ended December 31, 2013, the Company’s two largest customers accounted for 53% and 11% of sales, respectively and account receivable amounts are 50% and 5%, respectively.

12.             Subsequent Events

On January 23, 2015, the Company converted $12,000 of its convertible debt into 674,157 shares of common stock.

On January 20, 2015, Judson Just stepped down as Chief Financial Officer.

On January 29, 2015, the Company converted $15,000 of its convertible debt into 1,034,483 shares of common stock.

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

Management believes the Company must continue to provide new and innovative products and branding to the consumer in order to grow its business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, management believes these activities demonstrate the Company’s commitment to future growth. The Company has entered into a service agreement with an outside marketing development group in which the outside marketing development group provides the Company with consulting services to assist in enhancing the value of the Company’s current products and facilitate change and innovation for existing products branded by the Company.

Management intends to continue the aggressive marketing and sale of its products through a widening base of retail outlets, distribution centers, OEM arrangements and private label manufacturing in order to achieve its goals.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the Company achieves sustained fiscal profitability.

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, issuing convertible debt and the sale of rule 144 stocks through private placement. The Company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2014, compared to the three months ending December 31, 2013.

For the three months ended December 31, 2014, net sales were $831,677, an increase of 12% over net sales of $727,732 for the three months ended December 31, 2013. This change was due to an increase in private label product sales.

For the three months ended December 31, 2014, costs of sales were $500,173 compared to $431,821 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 41% for the three months ended December 31, 2013 to 39% for the current fiscal quarter due to increases in raw material and labor costs.

For the three months ended December 31, 2014 and 2013, selling and general administrative expenses were $447,623 and $347,627, respectively. This 23% increase in operating expenses is due to a continued investment into sales and marketing efforts.

Interest expense for the three months ended December 31, 2014 was $90,167 an 89% increase from the $10,158 recorded for the three months ended December 31, 2013.  The increase in interest expense includes amortization of debt discount of $41,930 and higher rate short term debt secured to support current operations.

The Company recorded a net loss of $218,335 or $0.01 loss per share for the three months ended December 31, 2014 as compared to a net loss of $61,574 or less than $0.01 loss per share for the three months ended December 31, 2013.

Results for the six months ending December 31, 2014, compared to the six months ending December 31, 2013.

For the six months ended December 31, 2014, net sales were $1,317,722, an increase of 4% over net sales of $1,265,085 for the six months ended December 31, 2013. This was due to an increase in online sales and some smaller current private label customers,

For the six months ended December 31, 2014, cost of sales was $801,536 compared to $749,030 for the same period in the previous fiscal year.  The Company’s gross margin decreased from 41% for the six months ended December 31, 2013 compared to 39% for the current fiscal year to date. This decrease was due to increased cost of raw materials and labor.

For the six months ended December 31, 2014, and 2013, selling and general administrative expenses were $1,041,086 and $556,419, respectively, or a 47% increase. The increase is due to continued investment into sales promotion, and marketing research for brand development.

Interest expense for the six months ended December 31, 2014, was $159,598 compared to $21,121 for the six months ended December 31, 2013.  This 87% increase is a result of amortization of debt discount of $71,823 and financing of short-term debt.

The Company recorded a net loss of $675,127 or $0.01 loss per share for the six months ended December 31, 2014, compared to a net loss of $60,776 or less than $0.01 loss per share for the six months ended December 31, 2013.

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

At December 31, 2014, the Company had current assets of $594,993 and total assets of $835,945, compared to June 30, 2014 when current assets were $888,010 and total assets were $1,082,085.

Current liabilities at December 31, 2014, were $1,007,053 as compared to $889,337 at June 30, 2014. Current liabilities include accounts payable, current portion of notes payable, accrued expenses, and customer deposits. The Company currently has $20,000 of customer deposits. The customer deposits represent 50% of the total order. These deposits are non-refundable since they are for custom ordered products. The Company will recognize the deposit as revenue upon completion of the order.

Non-current liabilities include a $25,000 note payable due to an unrelated party of the Company, a note payable to Kenosha Area Business Alliance for $66,064, a note payable to a shareholder for $120,000, and a capital lease for $33,516 as compared to June 30, 2014, non-current liabilities included a note payable to a former executive officer totaling $10,474, a note payable to the Kenosha Area Business Alliance totaling $74,649, a note payable to an unrelated party totaling $25,000, and a note payable to a shareholder totaling $120,000.

Net cash used by operating activities during the six months ended December 31, 2014, was $123,971 compared to $37,526 provided by operating activities during the six months ended December 31, 2013.

Net cash used in financing activities for the six months ended December 31, 2014, was $19,691. During the six months ending December 31, 2014, the Company received proceeds from new debt of $229,640. During the six months ended December 31, 2014, the Company repaid $249,331 of long term and short term debt.

During the six months ended December 31, 2014, the Company used $107,036 in investing activities, representing $10,316 for the purchase of property and equipment and $96,720 used for the development, marketing, and branding of product lines for the Company.

On December 31, 2014, the Company had an accumulated deficit of $6,489,544 and total stockholders’ deficit of $415,688.

At December 31, 2014, the Company had negative working capital of $171,108, a decrease from the June 30, 2014, working capital of $192,748. The negative working capital is due to the company financing growth through the use of vendor credit terms and short term debt.

Total liabilities of $1,251,633 at December 31, 2014, is an increase from $1,119,460 at June 30, 2014, due to short term financing needs.

Total stockholders’ deficit of $415,688 at December 31, 2014, has increased from a deficit of $37,375 at June 30, 2014.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, for the quarter ending December 31, 2014, the Company continued to make significant investments in its branding and marketing efforts to expand the Company’s selling demographics.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PACIFIC SANDS, INC.

Dated: February 13, 2015	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer