Form 10-Q
period 2015-03-31
PACIFIC SANDS INC
filed 2015-05-15
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2015 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	89,811,292

PACIFIC SANDS, INC.
BALANCE SHEETS
MARCH 31, 2015 AND JUNE 30, 2014

ASSETS

	March 31, 2015	June 30, 2014
Current assets:	(Unaudited)
Cash and cash equivalents	$4,985	$266,190
Trade receivables, net of allowances for doubtful accounts of $24,435 and $11,425, respectively	223,107	344,562
Inventories	203,561	259,423
Other current assets	130,997	17,835
Total Current Assets	562,650	888,010

Property and equipment, net	220,547	191,255

Other asset	2,290	2,820

Total Assets	$785,487	$1,082,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$504,858	$411,313
Accrued expenses	98,883	54,111
Deferred rent expenses	-	8,800
Current portion of notes payable and capital leases, less debt discount	414,582	346,815
Embedded conversion derivative liability	13,100	68,298
Total Current Liabilities	1,031,423	889,337

Notes payable - less current portion	116,165	230,123
Total Liabilities	1,147,588	1,119,460

Stockholders' deficit
Preferred series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock, par value $0.001 per share; (200,000,000 shares authorized, 85,790,953 and 66,811,354 shares issued and outstanding, at March 31, 2015, and June 30, 2014, respectively)	85,790	66,811
Additional paid in capital	6,178,243	5,710,231
Accumulated deficit	(6,626,134)	(5,814,417)
Total Stockholders' Deficit	(362,101)	(37,375)

Total Liabilities and Stockholders' Deficit	$785,487	$1,082,085

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015, AND 2014
(UNAUDITED)
	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Net sales	$592,491	$781,253	$1,910,213	$2,046,338
Cost of sales	281,486	474,931	1,083,022	1,223,961

Gross profit	311,005	306,322	827,191	822,377

Selling and administrative expenses	392,270	370,434	1,433,356	926,852

Loss from operations	(81,265)	(64,112)	(606,165)	(104,475)

Other income (expense)
Interest expense	(83,767)	(20,973)	(243,365)	(42,094)
Gain(loss) on derivative liability	22,959	-	31,060	-
Other income (expense)	5,483	1,454	6,753	2,163
Total other expense	(55,325)	(19,519)	(205,552)	(39,931)
Loss before income taxes	(136,590)	(83,631)	(811,717)	(144,406)

Income taxes	-	-	-	-

Net loss	$(136,590)	$(83,631)	$(811,717)	$(144,406)

Loss per share:
Basic	$(0.002)	$(0.001)	$(0.011)	$(0.002)
Diluted	$(0.002)	$(0.001)	$(0.011)	$(0.002)

Weighted average share outstanding:
Basic	76,559,510	64,326,051	72,987,036	64,430,687
Diluted	76,559,510	64,326,051	72,987,036	64,430,687

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2015, AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities:
Net loss	$(811,717)	$(144,406)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	54,347	48,361
Stock options	63,478	79,348
Common shares issued for services and compensation	99,722	-
Gain (loss) on derivative	(31,060)	-
Accretion of debt discount	119,957	-
Common shares issued for interest	49,153	12,000
Deferred rent	(8,800)	(13,200)
Changes in assets and liabilities:
Trade accounts receivable	121,455	(135,234)
Inventories	55,862	(90,266)
Other assets	(7,314)	7,068
Accounts payable and other current liabilities	138,317	309,104

Net Cash Provided by (Used in) Operating Activities	(156,600)	72,775

Cash flows from investing activities:
Purchases of equipment	(11,185)	(25,073)
Prepaid brand development and other costs	(105,318)	-
Net Cash Used in Investing Activities	(116,503)	(25,073)

Cash flows from financing activities:
Proceeds from common stock issued	-	5,000
Convertible notes payable	70,000	-
Proceeds from notes payable	311,240	220,958
Repayment of notes payable and long term obligations	(369,342)	(331,882)

Net Cash Provided by (Used in) Financing Activities	11,898	(105,924)

Net decrease in cash and cash equivalents	(261,205)	(58,222)

Cash and cash equivalents:
Beginning of period	266,190	90,040

End of period	$4,985	$31,818

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2015, AND 2014
(UNAUDITED)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$82,005	$29,652
Income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Conversion of debt and derivative liability to equity	$209,638	$-
Acquisition of stock for notes payable	$-	$31,000
Conversion of accrued interest to equity	$49,153	$12,000

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $54,347 and $48,361 during the nine months ended March 31, 2015, and 2014, respectively.

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

The income tax accounting process for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Management's review of the Company’s possible tax positions at March 31, 2015, and June 30, 2014, did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

The Company’s income tax returns for the years ending June 30, 2012, 2013 and 2014 are subject to examination by the IRS and related states, generally for three years after filed.

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

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $24,435 are adequate as of March 31, 2015.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the nine months ended March 31, 2015, and 2014, advertising and promotion costs totaled $440,829 and $58,393, respectively.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2015, the Company has incurred cumulative losses of $6,626,134 and a stockholders’ deficit of $362,101.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at March 31, 2015, and June 30, 2014, consisted of the following:

	March 31, 2015	June 30, 2014
Raw materials	$154,209	$219,222
Finished goods	49,352	40,201
Total	$203,561	$259,423

5.               PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2015, and June 30, 2014, consisted of the following:

	March 31, 2015	June 30, 2014
Furniture	$35,997	$35,997
Manufacturing equipment	288,217	210,483
Office Equipment	55,543	54,435
Leasehold improvements	90,116	85,320
Computer software	52,150	52,150
Less accumulated depreciation and amortization	(301,476)	(247,130)
Property and equipment, net	$220,547	$191,255

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at March 31, 2015, and June 30, 2014, consisted of the following:

	March 31, 2015	June 30, 2014
Accrued compensation	$92,024	$37,295
Accrued payroll liabilities	1,514	3,354
Accrued expense	19	386
Accrued interest	5,326	13,076
Total	$98,883	$54,111

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at March 31, 2015, and June 30, 2014, consisted of the following:

	March 31, 2015	June 30, 2014
Promissory note – unrelated party	25,000	53,800
Convertible notes (3)	17,500	63,000
Notes payable – stockholder	230,000	304,000
Promissory note – related party		65,000
Notes payable – former executive officer	9,060	55,863
Capital lease (2)	51,630	-
Note payable – Capital Access (1)	124,545	-
Promissory Note – Kenosha Area Business Alliance	78,845	91,065
Debt discount	(5,833)	(55,790)
Total obligations	530,747	576,938
Less current maturities	(414,582)	(346,815)
Total long term liabilities	$116,165	$230,123

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending March 31,

2015	$414,582
2016	67,381
2017	24,692
2018	20,547
2019 and thereafter	3,545

(1) The Company issued a short term note payable for $150,000 to support current operations and payoff an existing higher rate note. This note bears 19% annual interest and matures on April 12, 2016. Under the terms of this agreement daily payments of $540.90 are required.

(2) The Company entered into a capital lease agreement for new manufacturing equipment. The lease has a $1 purchase option upon maturity. The lease agreement was for $72,453. This note requires monthly payments of $2,466. This lease bears 18.4% annual interest and matures on July 7, 2017.

(3) The Company issued two additional convertible notes for $32,500 and $37,500, during the three months ended September 30, 2014, for a total of $130,000 in convertible debt. During the current fiscal year $115,500 of the convertible debt was converted into equity.

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

At March 31, 2015, convertible notes totaled $17,500 of which $5,833 was attributable to the discount on debt. For the period ended March 31, 2015, $119,957 of the debt discount was amortized and recorded as interest expense.

At March 31, 2015, $115,500, $94,138 and $3,820, of the convertible debt, derivative liability and accrued interest, respectively were converted into 13,708,207 shares of common stock. $94,138 is the portion of the derivative that was written off to equity and $9,723 of the remaining debt discount was amortized and recorded as interest expense.
The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2015:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
March 31, 2015	$-	$-	$13,100

The following table reconciles for the period ended March 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Balance at June 30, 2014	$68,298
Issued during period ending March 31, 2015	70,000
Reductions in fair value due to conversion of Convertible Debentures into common stock	(94,138)
Gain on fair value adjustments to embedded conversion derivative liabilities	(31,060)
Balance of embedded derivative liability as of March 31, 2015	$13,100

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

8.               STOCKHOLDERS’ DEFICIT

Transactions for the nine months ended March 31, 2015, are as follows:

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

On January 23, 2015, the Company issued 674,157 shares of common stock for $12,000 to convert a portion of a convertible note payable.

On January 29, 2015, the Company issued 1,034,483 shares of common stock for $15,000 to convert a portion of a convertible note payable.

On February 3, 2015, the Company issued 1,562,500 shares of common stock for $15,000 to convert a portion of a convertible note payable.

On March 4, 2015, the Company issued 1,309,091 shares of common stock for $9,000 to convert a portion of a convertible note payable and $2,520 in lieu of interest.

On March 10, 2015, the Company issued 2,112,676 shares of common stock for $15,000 to convert a portion of a convertible note payable.

On March 19, 2015, the Company issued 3,081,967 shares of common stock for $17,500 to convert a portion of a convertible note payable and $1,300 in lieu of interest.

On March 24, 2015, the Company issued 3,333,333 shares of common stock for $20,000 to convert a portion of a convertible note payable.

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

On November 1st, 2013, the Company granted certain consultants options to purchase 3,174,000 shares of common stock under an agreement at an exercise price of $0.06 per share. Approximately eight (8) percent of the options vested monthly through October 31, 2014. The Company recorded a total expense of $63,478 related to these options during the nine months ended March 31, 2015.

Expected Life (years)	10
Risk free rate of return	2.710%
Dividend yield	0
Volatility factor	262%

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Net loss – basic	$(136,590)	$(83,631)	$(811,718)	$(144,406)
Interest expense for conversion of promissory note	-	-	-	-
Net loss diluted	(132,770)	(86,631)	(807,898)	(144,406)
Weighted average shares – basic	76,559,510	64,326,051	72,987,036	64,430,687
Incremental shares outstanding
Assuming the conversion of dilutive
Convertible promissory notes
Weighted average shares – diluted	76,559,510	64,326,051	72,987,036	64,430,687
Loss per share
Basic	$(0.002)	$(0.001)	$(0.01)	$(0.002)
Diluted	$(0.002)	$(0.001)	$(0.01)	$(0.002)

Convertible promissory notes (and related expenses) were not included in the computation of diluted loss per common share for the three- and nine-month periods ended March 31, 2015 and 2014, since their inclusion would have resulted in an anti-dilutive effect.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

11.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2015, and June 30, 2014, are as follows:

	March 31, 2015	June 30, 2014
Net operating loss carryforwards	$1,814,000	$1,476,000
Deferred compensation	4,000	23,000
Deferred rent expense	-	4,000
Accounts receivable allowance	10,000	5,000
Valuation allowance	(1,828,000)	(1,505,000)
Net deferred tax asset	$--	$--

At March 31, 2015, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $4,319,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

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

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as Natural Water Technologies, ecoONE Marketing Group and Natural Choices Home Safe Products.

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

The Company has a two mature, actively marketed product lines known as the ecoONE® Spa Treatment system as well as ecoONE® Pool conditioner and Natural Choices household cleaning products.

The Company markets and sells its product lines directly, through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers’ representatives and internationally established pool and spa industry distribution networks. The Company’s products are also sold through numerous popular pool and spa websites.  The Company’s Natural Choices branded products are sold in numerous retail outlets around the country as well as dozens of the top environmentally-oriented websites. The Company has revamped its own website and has been selling products through the Company’s website.

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

To date, the Company has funded operations through a combination of revenues from the sale of its products, established credit with vendors, issuing convertible debt and the sale of rule 144 stock through private placement. The Company's failure to continue to raise adequate financing to fund operations may jeopardize its existence. (See “Liquidity and Capital Resources”)

Management knows of no additional trends or uncertainties beyond those discussed that are reasonably likely to have a material impact on the Company's short or long-term liquidity.

RESULTS OF OPERATIONS

Results for the three months ending March 31, 2015, compared to the three months ending March 31, 2014.

For the three months ended March 31, 2015, net sales were $592,491, a decrease of 32% from net sales of $781,253 for the three months ended March 31, 2014. The Company has rebalanced its customer base, reducing the amount of concentration away from a few higher volume low margin customers with less than favorable payment terms to a broader mix of smaller and medium sized companies accepting more favorable payment terms and who have potential to grow with the Company in the future.

For the three months ended March 31, 2015, cost of sales was $281,486 compared to $474,931 for the same period in the previous fiscal year.  The Company’s gross margin was 52% for the three months ended March 31, 2015, and 39% for the three months ended March 31, 2014. The Company has conducted a complete and detailed review of all the products offered including re-costing and evaluating the profitability and long term viability of each item. As a result the Company reduced the total number of items being offered by approximately 35%, with only slight impact to our total revenue. As a result the gross margin improved by 13%. These changes have also freed up considerable capacity so the Company is in a position to grow the sales of higher margin items that have more potential for growth in general.

For the three months ended March 31, 2015, and 2014, selling and general administrative expenses were $392,270 and $370,434, respectively. We have made some significant progress in developing some new marketing and branding initiatives that will help us better capitalize on some of our existing product lines as well as to establish our own brands in the market in other categories.

Interest expense for the three months ended March 31, 2015, was $83,767 compared to $20,973 for the three months ended March 31, 2014.  During the three months ended March 31, 2015, the Company expensed $48,134 of debt discount to interest expense. The additional increase in interest expense is due to higher rate of financing.

The Company recorded a net loss of $136,590 or $0.002 loss per share for the three months ended March 31, 2015, as compared to a net loss of $83,631 or $0.001 loss per share for the three months ended March 31, 2014.

Results for the nine months ending March 31, 2015 compared to the nine months ending March 31, 2014.

For the nine months ended March 31, 2015, net sales were $1,910,213, a decrease of 7% over net sales of $2,046,338 for the nine months ended March 31, 2014. The decrease in sales is related to the Company rebalancing its customer base from low margin customers to higher margin customers.

For the nine months ended March 31, 2014, cost of sales was $1,083,021 compared to $1,223,961 for the same period in the previous fiscal year.  The Company’s gross margin increased from 40% for the nine months ended March 31, 2014, to 43% for the current fiscal year to date. The decreased cost and increased margin is a reflection of the Company working with more customers that allow for a greater gross margin.

For the nine months ended March 31, 2015, and 2014, selling and general administrative expenses were $1,433,357 and $926,852, respectively. This increase is due to the continued investment in marketing and new product development.

Interest expense for the nine months ended March 31, 2015, was $243,366 compared to $42,094 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, the Company expensed $119,957 of debt discount to interest expense. The remaining increase in interest expense is due to higher cost financing.

The company recorded a net loss of $811,717, or $0.011 loss per share for the nine months ended March 31, 2015. This compares to a net loss of $144,406, or $0.002 per share for the nine months ended March 31, 2014.

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

At March 31, 2015, the Company had negative net working capital of $468,773 composed of current assets of $562,650 and current liabilities of $1,031,423. That is compared to the $1,327 at June 30, 2014, when current assets were $888,010 and current liabilities were $889,337. The Company is currently looking for reasonable financing opportunities.

Net cash used in operating activities during the nine months ended March 31, 2015, was $156,600, substantially lower than the $72,775 cash provided by operating activities during the nine months ended March 31, 2014.

To finance the operating activities for the nine months ending March 31, 2015, the Company issued $70,000 in convertible notes and obtained other short term financing. For the nine months ending March 31, 2014, the Company issued $5,000 of common stock and used cash provided by operating activities.

At June 30, 2014, the Company had a stockholders’ deficit of $37,375. At March 31, 2015, the Company had stockholders’ deficit of $362,101.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, for the quarter ending March 31, 2015, the Company continues to make significant improvements in manufacturing infrastructure. Continued investments in advertising and promotions resulted in Selling and Administrative expenses increasing by 35%.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, Judson Just, the CFO, had resigned his position to pursue another career opportunity. The accountant for the Company provides oversight of financial transactions and Michael Michie, the CEO, reviews all financial transactions. The Company believes that while there are acceptable segregation issues as a small company this move will provide some financial benefit to the Company and with the overlapping of oversight the risk will be minimized.

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

PACIFIC SANDS, INC.

Dated: May 15, 2015	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SANDS, INC.

Dated: May 15, 2015	By:	/s/ Michael Michie
Michael Michie Chief Financial Officer