Form 10-K
period 2015-06-30
PACIFIC SANDS INC
filed 2015-10-13
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes          No    ☒

Registrant's revenues for its most recent fiscal year: $2,157,592.

Market value of Common stock held by non-affiliates at December 31, 2014:  $2,928,532.

Shares of Common Stock outstanding at October 13, 2015: 91,986,292 shares.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website at www.pacificsandsinc.com free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Pacific Sands develops, manufactures, markets and sells a broad portfolio of environmentally friendly, highly effective liquid and powder cleaning and water-management products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial) and vegetation control. Pacific Sands has dozens of products in its portfolio of earth-, health-, pet- and kid-friendly offerings, including Oxy-Boost, an oxygen-bleach-based, chlorine-free bleach alternative.

The result of our superior products and processes is that they are considered “Green” but we do not define the Company in that manner.  Our current products are focused on the consumer market; however, there are applications for the commercial and industrial markets. Currently, our business is focused on four main areas of production: Private Label, ecoone® Spa, Natural Choices and vegetation control.

Most of the products are proprietary formulations using natural based ingredients (such as coconut surfactants) that are effective and powerful. The products are made in the USA, using ingredients and packaging from other USA-based companies and are never tested on animals. We use biodegradable earth-friendly ingredients.

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

●	Pre-cycle, using components derived from recycled materials when possible.

●	Manufacture products sourced from natural plant and mineral sources.

●	Reduce solid waste from our manufacturing and product packaging.

●	Source materials from U.S.-based organizations whenever possible.

●	Reduce, reuse, upcycle and recycle.

The Consumer Product Safety Commission stated that of the chemicals commonly found in homes, 150 have been linked to allergies, birth defects, cancer and psychological abnormalities.

The Cleaning Product Market:

While sales of green household products have declined in the last couple of years, revised projections show slow and steady growth predicted through 2019. There remains a niche for green household cleaners. Packaged Facts estimated the total retail sales of green household cleaners and green laundry products to be $640 million in 2014. Green household cleaners accounted for approximately 58% of the market in 2014.

The U.S. household green cleaning products category sales had a compound annual growth rate of 2%. The previous decrease in growth was related to the difficult economy causing consumers to purchase less frequently or purchase less expensive products. Although many loyal green consumers continue to purchase green household products, these gains were not enough to offset the declines of mass marketers.

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

Company Branded Products:

The Company has two primary brands that are sold through retail distribution in numerous outlets in the U.S., Canada and Europe: Natural Choices and ecoone®.  Natural Choices is a full line of household cleaners, including; multi-surface, degreaser, bathroom, glass cleaner, dishwasher detergent, dishwashing liquid and laundry detergents to name a few. Ecoone® consists of a full line of ‘low-chem’ products designed to simplify spa maintenance, enhance user satisfaction and reduce the overall chemical load in consumer hot tubs and spas.

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

Marketing and Sales:

The Company markets and sells its Natural Choices and ecoone® spa product line directly, through the distribution channel, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada, Europe.

Intellectual Property:

ecoone® and e-2 elemental earth® are registered trademarks of Pacific Sands, Inc.

The products and formulas that the Company develops and manufactures are protected by in-house trade secret practices that include non-compete and non-disclosure contracts with employees and vendors.

Competition:

Pacific Sands is one of many companies that manufacture, market and sell pool, spa, cleaning and water filtration products. The Company’s product sales account for a small percentage of those markets. Management believes that through continued aggressive marketing, the Company’s products can compete in these markets as evidenced by the rapid growth of our pool and spa product lines.

Research and Development:

The majority of Pacific Sands’ formulations has been, and continues to be, developed in-house and use proprietary blends of natural and safely synthesized compounds.

The Company has an in-house chemistry lab staffed by chemists and chemical engineers where new products are developed and manufacturing QA and QC is overseen.

Manufacturing:

The Company formulates, manufactures, and fills the majority of its liquid and powder products in the Company's manufacturing facility in Kenosha, WI. The current space usage is approximately 45,000 sq. ft., which includes both manufacturing and warehousing areas. The Company has the option to add an additional 45,000 sq. ft. in the same location.  We believe our facility is sufficient to meet current and anticipated demand for product manufacturing, development and distribution.

The Company has a semi-automated powder product mixing and filling area.  We utilize multiple modular liquid-filling lines that are currently set with a single- and a four-head, and can be expanded at a relatively moderate cost if needed to meet demand. Additional temporary labor is sometimes used to meet spikes in demand. The Company also has pre-emptive arrangements with regional liquid and powder bottling facilities in the event that demand for our products far exceeds our current manufacturing capacity.

Item 1A. Risk Factors

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

POSSIBLE DIFFICULTY FINANCING PLANNED GROWTH:

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

IT IS LIKELY THAT WE WILL NEED TO SEEK ADDITIONAL FINANCING THROUGH SUBSEQUENT FUTURE PRIVATE OFFERING OF OUR SECURITIES:

We may not be able to secure favorable terms for future financing, we may need to raise additional capital through the sale of additional Shares. The sale of additional Shares will result in dilution to our current stockholders.

WE MAY INCUR LIABILITIES THAT WE CANNOT PAY:

We may hereafter incur liabilities to affiliated or unaffiliated lenders to support implementation of our current business plans. Such liabilities would represent fixed costs which would be required to be paid regardless of the level of business or profitability experienced by the Company. The absence or unexpected reduction in net cash flow or unanticipated increases in expenses could cause a default under such debts. There is no assurance that we would be able to pay all of our liabilities.   If the Company fails to pay its debts on a timely basis, our assets could be subject to creditor claims and liens.  We could also become subject to lender’s claims and liens in the event we default on loans from affiliated or unaffiliated lenders.

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

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS AND CURRENTLY OPERATE AT A LOSS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN:

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, and a net loss for the fiscal year then ended. These factors raise substantial doubt about our ability to continue as a going concern.  The Company is attempting to generate sufficient revenue; however, our cash position may not be sufficient enough to support daily operations.  While we believe in the viability of our strategy to generate sufficient revenue and in our ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon our ability to further implement our business plans and to generate sufficient revenues.

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

Item 2. Description of Property

The Company is renting 45,000 square feet of office and warehouse facilities in Kenosha, Wisconsin as part of a month to month lease.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information:

The Company's common stock trades on the National Association of Securities Dealers Electronic Bulletin Board under the symbol PFSD.

The following is the range of the high and low reported closing sales prices for the Company’s common stock for each quarter in fiscal 2015, and fiscal 2014, all as reported on the NASDAQ OTC Bulletin Board.

	High	Low
Fiscal Year Ended June 30, 2015
First Quarter	0.10	0.03
Second Quarter	0.06	0.03
Third Quarter	0.05	0.01
Fourth Quarter	0.04	0.01

Fiscal Year Ended June 30, 2014
First Quarter	0.08	0.05
Second Quarter	0.07	0.05
Third Quarter	0.07	0.05
Fourth Quarter	0.05	0.04

As of June 30, 2015, there were approximately 704 Holders.

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

Transactions involving the Company’s securities during the fiscal year ended June 30, 2015, are summarized below:

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

On April 7, 2015, the Company issued 3,220,339 shares of common stock for $17,500 to convert a portion of a convertible note payable and $1,500 in lieu of interest.

On April 8, 2015, the Company issued 800,000 shares of common stock to a consultant for $8,000 as payment for services rendered.

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

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute natural cleaning products both domestically and internationally. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, commercializing our patent estate through contract manufacturing, royalty and license agreements, and aggressively developing and growing our own line of branded products.

Results of Operations for Fiscal Year 2015 compared to Fiscal Year 2014

Revenues and Gross Profit:

For the fiscal year ending June 30, 2015, the Company’s net sales were $2,157,592 a decrease of 26.3% compared to net sales of $2,925,581 for the fiscal year ended June 30, 2014. This decrease is due to a reduction of sales of smaller margin private label products.

Gross profit for the fiscal year ending June 30, 2015, was $807,400, a 29.5% decrease over the gross profit of $1,145,208 for the prior year. Gross profit margins declined to 37.4% in FY 2015 from the 39% level achieved in the prior year due in part to private label sales having smaller margins and the Company making fewer of these sales. While the level of profit margins will always be subject to changes in the product mix, the Company believes, as its financial strength continues to grow, it will see increasing margins with the sales of products that provide a higher margin and fewer sales of smaller margin products.

Operating Expenses:

The Company continues to invest in marketing and advertising to grow and expand sales of the Company’s product lines. Operating expenses increased to $1,785,493 for the year or 27.6% more than the $1,399,351 level of last year. As the Company makes investments in long term growth and expansion legal, research and development, advertising and promotion costs are expensed as incurred and can not be capitalized.  During the fiscal years ended June 30, 2015, and 2014, advertising and promotion costs totaled $544,411 and $119,615, respectively. Included in the FY 2015 advertising costs are $77,376 paid in shares of common stock for services rendered, $192,000 paid to a private consultant and $266,521 to a marketing consulting firm. During the fiscal years ended June 30, 2015, and 2014, legal cost for trademark work and research and development totaled $51,255, and $11,443 respectively.

Other Income/Expense:

Interest expense increased $216,867, or 291%, for the year ended June 30, 2015, compared to the prior year. The increase in interest expense is due to accretion of debt discount in the amount of $143,499 for FY 2015, and higher interestrates on debt. The Company will pay much higher rates for non-asset based capital.

Total liabilities increased $369,834 from June 30, 2014, to June 30, 2015, due to interest-bearing debt that was secured to fund the Company’s operating needs as well as an increase in accounts payable and accrued expenses

Net Loss:

The company recorded a net loss of $1,332,793, or a net loss of $831,277 on an “adjusted EBITDA” basis, in fiscal year ended June 30, 2015, compared with a net loss of $334,059, or a net loss of $54,442 on an “adjusted EBITDA” basis, in fiscal 2014.  The Company, as is common in its industry, uses “adjusted EBITDA” as a measure of performance to demonstrate earnings exclusive of interest and non-cash events. Management believes adjusted EBITDA is necessary because it allows us to evaluate our operating performance and compare the results of operations from period to period without regard to our financing methods or capital structure. Adjusted EBITDA is a non-GAAP financial measure that is used by management and external users of our financial statements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity.

	June 30, 2015	June 30, 2014
Net loss – GAAP	$(1,332,793)	$(334,059)
Interest	291,531	74,664
Depreciation	61,402	53,004
Amortizations	11,780	11,780
Finance charge	-	705
Stock options	63,478	126,956
(Gain)/Loss on Derivative	72,621	12,508
Adjusted EBITDA	$(831,277)	$(54,442)

The Company chose to invest in sales and advertising to provide long-term and sustained growth for the ecoone® and Natural Choices product lines in FY 2015, as a result the loss from operations was $1,332,793 compared to a loss of $334,059 in FY 2014.

Because of net operating loss carryforward amounts available to the Company, there are no income tax expenses for these years. Deferred tax assets for these net operating loss carryforwards have been fully reserved due to the uncertainty of their utilization.

Liquidity and Capital Resources:

Management believes that the Company is positioned for continued significant sales growth that will ultimately lead to sustained and improved profitability. This growth will require additional working capital. While sales in the third and forth quarter of FY 2015, dropped by approximately 49% compared to FY 2014, management has moved its focus of growth towards expansion of its own product lines and private label companies that provide greater profitability for the Company.

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

At June 30, 2015, the Company had current assets and total assets of $459,624 and $663,451, respectively, compared to June 30, 2014, when the Company had current assets of $888,010 and total assets of $1,082,085. Cash and cash equivalents totaled $30,908 and $266,190 on June 30, 2015, and 2014, respectively.

Current liabilities at June 30, 2015, were $1,400,918 compared to $889,337 at June 30, 2014. At June 30, 2015, current liabilities included accounts payable and accrued expenses totaling approximately $590,083 as compared to $465,424 for the year ended June 30, 2014  Current notes payable represents 38% of current liabilities for the year ended June 30, 2015, as compared to 39% for the year ended June 30, 2014.

Other non-current liabilities include a note payable to the Kenosha Area Business Alliance totaling $57,220, a lease payable to Ascentium totaling $21,440, and a note payable to a vendor totaling $9,717.

Net cash used by operating activities during the year ended June 30, 2015, was $511,971 compared to $46,163 provided by operating activities during the year ended June 30, 2014.

For the year ended June 30, 2015, net cash used in investing activities was $11,185, representing the purchase of property and equipment. Net cash used in investing activities during the year ended June 30, 2014, was $26,197.

Net cash provided by financing activities was $287,874 and $156,184 for the years ended June 30, 2015, and 2014, respectively. During FY 2015, the company received $493,088 from the issuance of debt, $242,750 from the issuance of convertible debt and repaid $447,964 of outstanding debt.

On June 30, 2015, the Company had an accumulated deficit of $7,147,210 and total stockholders’ deficit of $843,021. At June 30, 2014, the company had a stockholders’ deficit was $37,375.

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

Certified Public Accountants

The Board of Directors
Pacific Sands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Sands, Inc. as of June 30, 2015, and 2014, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Sands, Inc. as of June 30, 2015, and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
October 13, 2015

  6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

PACIFIC SANDS, INC.
BALANCE SHEETS
JUNE 30, 2015, AND 2014

ASSETS

	June 30, 2015	June 30, 2014
Current assets:
Cash and cash equivalents	$30,908	$266,190
Trade receivables, net of allowances for doubtful accounts of $5,000 and $11,425, respectively	121,094	344,562
Inventories	258,917	259,423
Other current assets	48,705	17,835
Total Current Assets	459,624	888,010

Property and equipment, net	201,711	191,255
Other assets	2,116	2,820

Total Assets	$663,451	$1,082,085

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)

Current liabilities:
Accounts payable	$439,597	$411,313
Accrued expenses	150,486	54,111
Current portion of notes payable and capital leases	533,929	339,605
Convertible notes, less debt discount	17,708	7,210
Deferred rent expense	-	8,800
Embedded conversion derivative liability	276,377	68,298

Total Current Liabilities	1,418,097	889,337

Notes payable and capital leases	488,375	230,123

Total Liabilities	1,506,472	1,119,460

Stockholders' deficit
Preferred Series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock (200,000,000 shares authorized, 89,811,292 and 66,811,354 shares issued and outstanding)	89,811	66,811
Additional paid in capital	6,214,378	5,710,231
Accumulated deficit	(7,147,210)	(5,814,417)
Total Stockholders' Deficit	(843,021)	(37,375)

Total Liabilities and Stockholders' Deficit	$663,451	$1,082,085

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2015, AND 2014

	2015	2014

Net sales	$2,157,592	$2,925,581
Cost of sales	1,350,192	1,780,373

Gross profit	807,400	1,145,208

Selling and administrative expenses	1,189,827	1,268,293
Advertising and promotion	544,411	119,615
Research and development	51,255	11,443

Total operating expenses	1,785,493	1,399,351

Loss from operations	(978,093)	(254,143)

Other income (expense)
Interest expense	(291,531)	(74,664)
Loss from derivative	(72,621)	(12,508)
Miscellaneous Income	9,452	7,256
Total other income (expense)	(354,700)	(79,916)
Loss before income taxes	(1,332,793)	(334,059)

Income taxes	-	-

Net loss	$(1,332,793)	$(334,059)

Loss per share:
Basic	$(0.017)	$(0.005)
Diluted	$(0.017)	$(0.005)

Basic and diluted weighted average shares outstanding:
Basic	77,113,297	64,625,990
Diluted	77,113,297	64,625,990

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED JUNE 30, 2015, AND 2014

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance at June 30, 2013	64,898,172	$64,898	$5,508,188	$(5,480,358)	$92,728

Issuance of common stock:
For cash	1,975,000	1,975	78,025	-	80,000
For interest	518,182	518	26,482	-	27,000
For professional services	20,000	20	980	-	1,000

Stock options	-	-	126,956	-	126,956

Repurchase of common stock – retired	(600,000)	(600)	(30,400)	-	(31,000)
Net loss	-	-	-	(334,059)	(334,059)
Balance at June 30, 2014	66,811,354	$66,811	$5,710,231	$(5,814,417)	$(37,375)

Issuance of common stock:
For interest	1,937,049	1,937	48,716	-	50,653
For professional services	2,734,400	2,734	82,642	-	85,376
For compensation	528,659	529	21,817	-	22,346
Promissory note conversions	1,625,000	1,625	63,375	-	65,000
Convertible note conversion	16,174,830	16,175	116,825		133,000

Stock options	-	-	63,478	-	63,478
Reclassification of embedded conversion derivative liabilities to APIC upon conversion of convertible debentures	-	-	107,294	-	107,294

Net loss	-	-	-	(1,332,793)	(1,332,793)
Balance at June 30, 2015	89,811,292	$89,811	$6,214,378	$(7,147,210)	$(843,021)

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015, AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,332,793)	$(334,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	73,182	64,785
Common shares issued for services	107,722	1,000
Common shares issued for interest	50,653	27,000
Stock option expense	63,478	126,956
Accretion of debt discount	143,499	-
Loss on derivative	72,621	12,508
Deferred rent expense	-	(17,600)
Changes in assets and liabilities -
Trade accounts receivable	223,468	46,277
Inventories	506	(79,048)
Other assets	(30,166)	(4,797)
Accounts payable and other current liabilities	124,659	203,141
Net Cash Provided by (Used in) Operating Activities	(511,971)	46,163

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(11,185)	(26,197)
Net Cash Used in Investing Activities	(11,185)	(26,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	-	80,000
Proceeds from convertible note	242,750	63,000
Proceeds from notes payable issued	493,088	389,157
Repayment of notes payable and long term obligations	(447,964)	(375,973)
Net Cash Provided by Financing Activities	287,874	156,184

Net (Decrease) Increase In Cash and Cash Equivalents	(235,282)	176,150

CASH AND CASH EQUIVALENTS
Beginning of year	266,190	90,040

End of year	$30,908	$266,190

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2015, AND 2014

	2015	2014
Cash paid during the period for:
Interest	$103,204	$38,605
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities
Conversion of debt and derivative liability to equity	$224,119	$-
Conversion of note payable to equity	$65,000	-
Acquisition of stock for note payable	-	$31,000

See accompanying notes to the financial statements.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

1.                    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Pacific Sands, Inc., with the right to do business as Natural Water Technologies, (the "Company") was incorporated in Nevada on July 7, 1994.

Pacific Sands develops, manufactures, markets and sells a range of nontoxic, environmentally friendly cleaning and water treatment products based on proprietary blended botanical, nontoxic and natural chemical technologies. The Company’s products have applications ranging from water maintenance (spas, swimming pools, fountains, decorative ponds) to cleaning (nontoxic household and industrial), pet care and vegetation control.

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

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $73,182 and $64,785 during the years ended June 30, 2015, and 2014, respectively.

Revenue Recognition - Revenue is recognized when the related products are shipped unless the customer is under a bill and hold arrangement. Under a bill and hold arrangement revenue is recognized when the product is manufactured, invoiced and set aside in a specifically designated finished goods area. Upon invoicing under this arrangement, ownership has passed to the buyer with no residual warranty obligation or right of return. All customers under a bill and hold arrangement have committed to purchases and have specifically requested they be on a bill and hold arrangement. In all cases, goods are transferred to a designated finished goods fulfillment location under a fulfillment arrangement and are complete and ready for shipment. These bill and hold goods are either privately labeled or goods set aside exclusively for the customers use.

Advertising and Promotional Costs - Advertising and promotion costs are expensed as incurred.  During the fiscal years ended June 30, 2015, and 2014, advertising and promotion costs totaled $544,411 and $119,615, respectively. Included in 2015 advertising costs are $77,376 paid in shares of common stock for services rendered, $192,000 paid to a private consultant and $266,521 to a marketing consulting firm.

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2015:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
June 30, 2015	$-	$-	$276,377

The following table reconciles for the years ended June 30, 2015, and June 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Fair value of embedded conversion derivative liability at issuance	$55,790
Reductions in fair value due to conversion of convertible debentures into common stock
(Gain) Loss on fair value adjustments	12,508
Balance at June 30, 2014	68,298
Fair value of embedded conversion derivative liability at issuance	571,853
Reductions in fair value due to conversion of convertible debentures into common stock	(436,395)
(Gain) Loss on fair value adjustments	72,621
Balance at June 30, 2015	$276,377

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

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2015	June 30, 2014
Market value of stock on measurement date	$0.029	$0.04
Risk-free interest rate	0.26%	0.10%
Dividend yield	0%	0%
Volatility factor	213%	119%
Term	1 year	9 months

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

The Company valued the embedded derivative conversion using Black-Scholes method. The debt discount attributable to the embedded conversion derivative liability issued during the fourth quarter was $172,750. The accreted debt discount for the year ended June 30, 2015, was $143,499, which is included in interest expense.

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

The Company’s income tax returns for the year’s ending June 30, 2012, 2013 and 2014, are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations.  Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables.  Management believes that the current specific and general receivable reserves aggregating $5,000 and $11,425 are adequate as of June 30, 2015, and 2014, respectively.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting    ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on our financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

2.                    GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2015, the Company has incurred cumulative losses of $7,147,210 and has stockholders’ deficit of $843,021. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.
.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

3.                    INVENTORIES

Inventories at June 30, 2015, and 2014, consisted of the following:

	June 30, 2015	June 30, 2014
Raw materials	$204,032	$219,222

Finished goods	54,885	40,201

Total	$258,917	$259,423

4.                    ACCRUED EXPENSES

Accrued expenses at June 30, 2015, and 2014, consisted of the following:

	June 30, 2015	June 30, 2014
Accrued compensation	$144,823	$37,295
Accrued payroll taxes	1,200	3,354
Accrued expenses - other	340	386
Accrued interest	4,123	13,076
Total	$150,486	$54,111

5.                    CONVERTIBLE DEBENTURES

Convertible Debentures 2014

During June 2014, the Company issued $63,000 of convertible debt with a maturity date of March 20, 2015, of which interest accrues at 8%. The lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 60%  of the lowest daily volume weighted average price for the lowest three of the last ten trading days preceding conversion.

Initial Accounting

Under the initial accounting, the fair value of the embedded conversion derivative liability was $55,790, which resulted in a debt discount of $55,790. The discount is accreted to interest expense over the life of the Convertible Debt.  This calculation was based on a measurement value of $.035, volatility of 118% and a risk free interest rate of 0.10%.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Convertible Debentures 2015

During the quarter ended September 30, 2014, the Company issued $32,500 and $37,500 of convertible debt with maturity dates of May 20, 2015 and June 4, 2015, of which interest accrues on both notes at 8%. The lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 60%  of the lowest daily volume weighted average price for the lowest three of the last ten trading days preceding conversion.

During the quarter ended June 30, 2015, the Company issued $63,500, $55,750 and $53,500 of convertible debt with maturity dates of March 3, 2016, March 5, 2016 and June 22, 2016, of which interest accrues at 8%, 10% and 12%, respectively. The lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 50%-60%  of the lowest daily volume weighted average price for the lowest of the last twenty five trading days preceding conversion.

Initial Accounting

Under the initial accounting for the convertible debt issued during the first quarter ended September 30, 2014, the fair value of the embedded conversion derivative liability exceeded the proceeds from the convertible debentures, which resulted in a debt discount of $70,000 and expense of $17,683. The discount is accreted to interest expense over the life of the Convertible Debt and the additional expense goes to gain/loss on derivative liability.  This calculation was based on a measurement value ranging from $.05 to $.06, volatility ranging from 127% to 162% and a risk free interest rate of 0.10%.

Under the initial accounting for the convertible debt issued during the fourth quarter ended June 30, 2015, the fair value of the embedded conversion derivative liability exceeded the proceeds from the convertible debentures, which resulted in a debt discount of $172,750 and expense of $311,420. The discount is accreted to interest expense over the life of the Convertible Debt and the additional expense goes to gain/loss on derivative liability.  This calculation was based on a measurement value ranging from $.03 to $.04, volatility of 211% and a risk free interest rate of 0.26%.

Convertible debentures as of June 30, 2015

During the year ended June 30, 2015, $133,000 of the convertible loans and the remaining derivative liability of $107,294 were converted into 16,174,830 shares of common stock.  The unaccreted debt discount of $31,847 was charged to interest expense.  As of June 30, 2015, the Company had an outstanding convertible debt in the amount of $17,708 of which $155,042 is attributable to the discount on debt.  As of June 30, 2014, convertible debt totaled $7,210 of which $55,790 was attributable to the discount on debt.

6.                    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at June 30, 2015, and 2014, consisted of the following:

	June 30, 2015	June 30, 2014

1. Promissory note – unrelated parties	$247,084	$53,800
2. Notes payable - stockholder	220,000	304,000
3. Notes payable – related party	-	65,000
4. Notes payable – former executive officer	-	55,863
5. Promissory Note – Kenosha Area Business Alliance	74,648	91,065
6. Note payable – vendor	34,980	-
7. Capital Lease	45,592	-

Total notes payable and capital leases	622,304	569,728
Less current maturities	(533,929)	(346,815)
Total long term maturities	$88,375	$230,123

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)
The Company issued an unsecured promissory note on May 7, 2014, to an unrelated party for the amount of $25,000. The note bears 15% interest per annum and is due on November 7, 2015.

The Company issued an unsecured promissory note June 3, 2014, to an unrelated party for the amount of $28,800. The note bears interest in the amount of $1,600 and was payable on July 2, 2014. This note was paid in full on August 6, 2014.

The Company issued an unsecured promissory note on June 1, 2015, to an unrelated party for the amount of $31,868. The note bears interest in the amount of $1,500 and was payable on June 6, 2015. The Company is currently negotiating terms with the lender.

The Company issued a secured promissory note to an unrelated party May 13, 2015, for the amount of $100,000. The note bears 24% interest and matures on March 13, 2016. The balance as of June 30, 2015 is $84,763.

The Company issued a secured promissory note to an unrelated party on January 31, 2015, for $150,000. The note bears 21.88% interest and matures on April 12, 2016. The balance as of June 30, 2015 is $95,453.

The Company issued an unsecured promissory note to an unrelated June 18, 2015, party for $10,000. The note bears 0% interest and is due on July 18, 2015.

(2)
On October 17, 2012, the Company issued an unsecured promissory note to a shareholder for the amount of $120,000.  The note is due on March 31, 2016, and accrues interest at the rate of 12.08% per annum, interest is payable monthly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder.

On July 3, 2015, the Company issued a secured promissory note to a shareholder for the amount of $100,000. The note bears 15% interest per annum and is payable monthly.  The note is due on December 30, 2015.

The Company issued a note payable to a shareholder on August 1, 2013, in the amount $25,000 for the repurchase of common stock. The note is unsecured and bears interest at the rate of 0% per annum. The note was paid in full on August 4, 2014.

On March 27, 2014, the Company issued a secured promissory note to a shareholder for the amount of $10,000. The note bears 15% interest per annum and is payable on demand. The Company made an upfront interest payment of 15% paid in stock. This note was paid in full on August 6, 2014.

On March 27, 2014, the Company issued a secured promissory note to a shareholder for the amount of $70,000. The note bears 15% interest per annum and is payable on demand. The Company made an upfront interest payment of 15% paid in stock. This note was paid in full on September 4, 2014.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

(3)
On June 12, 2013, the Company issued a note payable to a related party in the amount of $65,000. The note is payable on demand, and bears interest at the rate of 6% per annum. This note was converted into 1,625,000 shares of common stock on August 11, 2014.

(4)
On October 1, 2012, the Company issued an unsecured promissory note to a related party for the amount of $181,558.  The note is due on October 1, 2015, and accrues interest at the rate of 3% per annum, interest is payable quarterly.  The Company may pay the note in full or in part prior to maturity, without penalty or prior written notice to the holder. This note was paid in full on June 30, 2015.

(5)
KABA Loan and Security Agreement

In March 2012, the Company and Kenosha Area Business Alliance, Inc., a Wisconsin not-for-profit corporation (“KABA”), executed a Loan and Security Agreement (“the Loan Agreement”), whereby the Company borrowed $125,000 from KABA’s City Loan Fund (the “City Loan”)  for business relocation expenses to the city of Kenosha, construction of leasehold improvements and machinery and equipment. The note is being amortized over a period of seven years with the final payment scheduled of May 1, 2019.

The City Loan is evidenced by a promissory note (the “CITY Note”), which is in the principal amount of One Hundred Twenty-Five Thousand and No/100 Dollars ($125,000.00) and bears an interest rate of six percent (6.00%) per annum.
Pursuant to the Loan Agreement, the Company has pledged and granted KABA a security interest in all the assets of the Company.  Additionally, during the term of the City Loan, the Company is subject to several covenants pursuant to the Loan Agreement. The balance as of June 30, 2015, is $74,649.

(6)
The Company entered into a payment arrangement on May 12, 2015, with a vendor for $34,980. The agreement requires monthly payments of $1,933 and bears no interest. The agreement is due on November 12, 2016.

(7)
The Company entered into a capital lease agreement on July 7, 2014, for new manufacturing equipment. The lease has a $1 purchase option upon maturity. The lease agreement was for $72,453. This note requires monthly payments of $2,466. This lease has an inputted interest rate of 18.4% annual interest and matures on July 7, 2017.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable are as follows for the years ending June 30,

2016	$534,458
2017	66,838
2018	19,645
2019	19,071
2020 and thereafter	-

7.                    STOCKHOLDERS’ EQUITY

The Company has initiated a comprehensive business expansion plan. The plan includes revitalizing current product lines, as well as increasing the awareness of the company to investors and direct consumers. The Company will continue to raise capital through equity. The board of directors voted on June 3, 2014, to increase the authorized common stock to support these funding efforts. Additionally, the board of directors authorized a Preferred Shares Rights Agreement to protect the interest of its stockholders.

Transactions for the years ended June 30, 2015, and 2014, are as follows:

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

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

On April 7, 2015, the Company issued 3,220,339 shares of common stock for $17,500 to convert a portion of a convertible note payable and $1,500 in lieu of interest.

On April 8, 2015, the Company issued 800,000 shares of common stock to a consultant for $8,000 as payment for services rendered.

8.                    STOCK OPTIONS

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

On June 15, 2010, the Company adopted “The 2011 compensation plan” and reserved 4,000,000 shares of common stock to be issued to employees and consultants as payment for services.

On November 15, 2013, the Company entered into a marketing consulting agreement, which included authorizing issuance of 3,174,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.06 per share. The term of the options is ten years.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Approximately 8% percent of the options vest at the end of each month following the grant date and ending October 31, 2014. The Company recorded a total expense of $63,478 and $126,956 related to these options during the year ended June 30, 2015 and 2014, respectively. As of June 30, 2015, all options were outstanding. At June 30, 2015, the remaining contractual term of these options was approximately 7 years. The value of these options on the grant date was $190,434 as the closing stock price on the grant date was $0.06.

Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	9.33
Risk free rate of return	2.71%
Dividend yield	0
Expected volatility	262%

All the options issued under the November 2013, agreement expire on November 30, 2023.

Stock Options at June 30, 2013	-
Issued	3,174,000
Exercised	-
Forfeited	-
Balance of stock options at June 30, 2014	3,174,000
Issued	-
Exercised	-
Forfeited	-
Balance of stock options at June 30, 2015	3,174,000

9.                     COMMITMENTS

The Company is renting 45,000 square feet of office and warehouse facilities on a monthly lease arrangement. Rent expense for the years ended June 30, 2015, and 2014, was $137,581 and $139,140, respectively. Deferred rent of $8,800 was recorded as of June 30, 2014, due to an initial rent holiday and rent escalations related to the lease. As of June 30, 2015, the Company is currently on a month to month lease arrangement.

On November 15, 2013, the Company entered into a service agreement with an outside marketing consulting group in which the outside marketing development group provides the Company with consulting services to assist in enhancing the value of the Company’s current products and facilitate change and innovation for existing and new products branded by the Company. The agreement provides regular monthly payments in addition to non-qualified stock options. The stock options vest monthly through October 31, 2014, and are recognized on a monthly basis. An amendment to this agreement was entered into on May 1, 2015. The amendment expands services to include outsourced CFO services. The amendment includes a monthly billing agreement and does not provide any stock options. The amendment extends the contract through December 31, 2016.

Future minimum payments are $192,000 for the year ended June 30, 2016.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.                  EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended
	June 30, 2015	June 30, 2014

Net loss – basic and diluted	$(1,332,793)	$(334,059)

Weighted average shares - basic	77,113,297	64,625,990

Incremental shares outstanding assuming the conversion of dilutive convertible promissory notes and stock options	*	*

Weighted average shares - diluted	77,113,297	64,625,990

Loss per share:
Basic	$(.017)	$(.005)
Diluted	$(.017)	$(.005)

* 3,174,000 shares related to stock options have not been included because their effect would be anti-dilutive. 10,962,000 shares related to convertible debentures have not been included because their effect would be anti-dilutive.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

11.                  INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2015, and 2014, were as follows:

	June 30, 2015	June 30, 2014
Net operating loss carryforwards	$2,033,000	$1,473,000
Deferred compensation	-	23,000
Deferred rent expense	-	4,000
Accounts receivable allowance	2,000	5,000

Valuation allowance	(2,035,000)	(1,505,000)
Net Deferred Tax Asset	$-	$-

At June 30, 2015, the Company has net operating loss carryforwards for Federal tax purposes of approximately $4,845,000 which, if unused to offset future taxable income, will expire in years beginning in 2019.

12.                  CONCENTRATIONS

For the year ended June 30, 2015, the Company’s two largest customers accounted for 27% and 20% of sales, respectively and account receivable amounts are 53% and 0%, respectively. For the year ended June 30, 2014, the Company’s two largest customers accounted for 46% and 12% of sales, respectively and account receivable amounts are 47% and 0%, respectively.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

13.                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015

Net sales	$486,045	$831,677	$592,491	$247,379

Gross profit	184,682	331,504	311,005	(19,791)

Net income (loss)	(456,792)	(218,335)	(136,590)	(521,076)

Earnings Income (loss) per share:	(.006)	(.003)	(.002)	(.005)
Basic	(.006)	(.003)	(.002)	(.005)
Diluted

Weighted average shares
Basic	70,506,208	71,973,054	76,559,510	89,537,423
Diluted	70,506,208	71,973,054	76,559,510	89,537,423

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

	Quarter ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014

Net sales	$537,353	$727,732	$781,253	$879,243

Gross profit	220,144	295,911	306,322	322,831

Net income (loss)	798	(61,574)	(83,631)	(189,652)

Income (loss) per share:
Basic	*	(.001)	(.001)	(.003)
Diluted	*	(.001)	(.001)	(.003)

Weighted average shares
Basic	64,566,650	64,397,085	64,326,051	65,214,046
Diluted	64,566,650	64,397,085	64,326,051	65,214,046

14.                  Subsequent Events

On July 16, 2015, the Company issued 125,000 shares of common stock to a consultant in lieu of payment for services rendered for $5,000.

On September 11, 2015, the Company issued 2,050,000 shares of common stock to an employee in lieu of salary for $32,800.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that the Company’s internal control over financial reporting is effective.

During the quarter ended March 31, 2015, Judson Just, the CFO, had resigned his position to pursue another career opportunity. The accountant for the Company provides oversight of financial transactions and Michael Michie, the CEO, reviews all financial transactions. The Company believes that while there are acceptable segregation issues as a small company this will provide some financial benefit to the Company as a reduction in expense and with the overlapping of oversight risk will be minimized.

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

Name	Age	Position with the Company

Michael D. Michie	54	President, CEO and Director
Thomas Paulsen	52	Director
John D. Hagarty	76	Director

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

Name and Principle Position	Year	Salary (b)	Bonus	Restricted Stock Awards (b)	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation	Total

Michael D. Michie	2015	$120,769	-	-	-	-	-	$120,769
President and Chief Executive Officer (a)	2014	$130,000	-	-	-	-	-	$130,000

Judson Just	2015	-	-	9,615	-	-	-	$9,615
Former Chief Financial Officer and Treasurer (b)	2014	$62,500						$62,500

Thomas Paulsen	2015	-	-	-	-	-	-	-
Secretary of the Board of Directors	2014	-	-	-	-	-	-	-

John Hagarty	2015	-	-	-	-	-	-	-
Director	2014	-	-	-	-	-	-	-

(a)
Michael Michie also served as Chief Financial Officer from 2004 through December 31, 2013, when Judson Just joined the Company as CFO. Since Judson Just’s departure Michael Michie has been acting as CFO for the Company.

(b)	Compensation for services was paid in the form of restricted stock.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth the information relating to the beneficial ownership of the Company's common stock by those persons holding more than 5% of the Company's common stock, and by all of the Company's directors and executive officers as a group as of September 29, 2015.

Title of Class	Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Common	The Clifton E. Peterson Revocable Trust 4611 Green Bay Road Kenosha, WI 53144	8,666,433	9.6%

Common	Michael D. Michie 4611 Green Bay Road Kenosha, WI 53144	3,194,975	3.5%

Common	John D. Hagarty 4611 Green Bay Road Kenosha, WI 53144	1,222,771	1.46%

Common	Thomas Paulsen 4611 Green Bay Road Kenosha, WI 53144	1,027,923	1.1%

Common	All directors and officers as a group (3 members)	5,445,669	6.0%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following table sets forth accounting and audit fees charged by Sassetti LLC, the Company’s independent registered public accounting firm for each of the last two fiscal years.

	Fiscal 2015	Fiscal 2014
Audit fees (1)	$54,918	$43,950
Audit related fees	$-	$-
Tax fees	$-	$3,145

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

October 13, 2015