Form 10-Q
period 2015-09-30
PACIFIC SANDS INC
filed 2015-11-16
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________________to______________________

Commission file number 000-29483

Pacific Sands, Inc.
(Exact Name of Registrant as specified in its charter)

Nevada	88-0322882
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4611 Green Bay Road Kenosha, WI	53144
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:  (262) 925-0123

N/A
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definition of "large accelerated filer, accelerated filer and smaller reporting company "in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2015 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	108,386,729

PACIFIC SANDS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2015, AND JUNE 30, 2015

ASSETS

	September 30, 2015	June 30, 2015
Current assets:	(Unaudited)
Cash and cash equivalents	$14,651	$30,908
Trade receivables, net of allowances for doubtful accounts of $5,000	46,816	121,094
Inventories	217,249	258,917
Other current assets	76,273	48,705
Total Current Assets	354,989	459,624

Property and equipment, net	185,793	201,711
Other Assets	1,939	2,115
Total Assets	$542,721	$663,451

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$460,303	$439,597
Accrued expenses	137,183	150,486
Current portion of notes payable and capital leases	561,783	533,929
Convertible notes, less discount of $181,417 and $155,042	90,333	17,708
Derivative Liability	436,503	276,377

Total Current Liabilities	1,686,105	1,418,097

Notes payable and capital leases, less current portion	68,099	88,375
Total Liabilities	1,754,204	1,506,472

Stockholders' Deficit
Preferred series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock (200,000,000 shares authorized, 91,986,292 and 89,811,292 shares issued and outstanding)	91,986	89,811
Additional paid in capital	6,250,002	6,214,378
Accumulated deficit	(7,553,471)	(7,147,210)
Total Stockholders' Deficit	(1,211,483)	(843,021)

Total Liabilities and Stockholders' Deficit	$542,721	$663,451

See accompanying notes

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015, AND 2014
(UNAUDITED)

	Three months ended September 30,
	2015	2014

Net sales	$227,509	$486,045
Cost of sales	176,831	301,363

Gross profit	50,678	184,682

Selling and administrative expenses	280,878	593,463

Income (Loss) from operations	(230,200)	(408,781)

Other income/expense
Other income	1,022	542
Gain (loss) on derivative liability	(61,126)	20,878
Interest expense	(115,957)	(69,431)
	(176,061)	(48,011)

Income (Loss) before income taxes	(406,261)	(456,792)

Income taxes	-	-

Net income (loss)	$(406,261)	$(456,792)

Basic and diluted loss per share	$(0.004)	$(0.006)

Basic and diluted weighted average shares outstanding	90,361,564	70,506,208

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015, AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities
Net income (loss)	$(406,261)	$(456,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	18,835	16,487
Common shares issued for interest	-	22,000
Common shares issued for services	37,800	93,722
Stock option expense	-	47,609
(Gain) loss on derivative	61,126	(20,877)
Accretion of debt discount	72,625	26,375
Deferred rent	-	(4,400)
Changes in assets and liabilities -
Trade accounts receivable	74,278	4,208
Inventories	41,668	(159,522)
Other assets	(27,391)	(223,217)
Deferred Revenue	-	247,560
Accounts payable and other current liabilities	7,403	85,208

Net Used in Operating Activities	(119,917)	(321,639)

Cash flows from investing activities
Purchase of equipment	(2,917)	(5,454)

Net Cash Used in Investing Activities	(2,917)	(5,454)

Cash flows from financing activities
Proceeds from convertible note	99,000	70,000
Proceeds from notes payable	120,000	149,640
Repayment of notes payable and long term obligations	(112,423)	(148,425)

Net Cash Provided by Financing Activities	106,577	71,215

Net decrease in cash and cash equivalents	(16,257)	(255,878)

Cash and cash equivalents:
Beginning of period	30,908	266,190

End of period	$14,651	$10,312
See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015, AND 2014
(UNAUDITED)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,040	$25,092
Income taxes	$-	$-

Supplemental disclosure of non cash financing and investing activities:
Conversion of debt to equity	$-	$65,000
Capital lease for equipment	$-	$72,453
Acquisition of stock for note payable	$-	$-

See accompanying notes.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc's Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015, as reported elsewhere in this Form 10-Q have been omitted.

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands' distributors, manufacturers' representatives and internationally established pool and spa industry distribution networks. The Company's products are also sold through numerous popular pool and spa websites.  The Company's Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as dozens of the top environmentally-oriented websites, including the Company's website.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $18,835 and $16,487 during the three months ended September 30, 2015, and 2014, respectively.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The Company's income tax returns for the year's ending June 30, 2012, 2013, and 2014, are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserve of $5,000 is adequate as of September 30, 2015.

For the period ended September 30, 2015, there was one customer that accounted for 12% of sales and 0% of receivables. During the period ended September 30, 2014, there was one customer that accounted for 49.8% of sales and 47% of receivables. The Company has shifted to selling more of its branded products and reducing the amount of private label production. The Company is no longer producing the private label brand of its prior largest customer.

Basic and Diluted Net Loss Per Share - Basic loss per share is based upon the weighted average number of common shares outstanding as. There were no common stock equivalents as of September 30, 2015. Dilutive shares and stock options have not been included in the computation of net loss per common share, as the effect would be anti-dilutive as of September 30, 2015.

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

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

3.             GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2015, the Company has incurred cumulative losses of $7,553,471.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt financings and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.            INVENTORIES

Inventories at September 30, 2015, and June 30, 2015, consisted of the following:

	September 30, 2015	June 30, 2015
Raw materials	$183,487	$204,032
Finished goods	33,762	54,885
Total	$217,249	$258,917

5.            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2015, and June 30, 2015, consisted of the following:

	September 30, 2015	June 30, 2015
Furniture and office equipment	$35,997	$35,997
Manufacturing equipment	288,217	288,217
Leasehold improvements	90,116	90,116
Computer software	52,150	52,150
Office equipment	58,460	55,543
Total Property and equipment	524,940	522,024
Less accumulated depreciation and amortization	(339,147)	(320,312)
Property and equipment, net	$185,793	$201,711

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

6.            ACCRUED EXPENSES

Accrued expenses at September 30, 2015, and June 30, 2015, consisted of the following:
	September 30, 2015	June 30, 2015
Accrued compensation	$128,561	$144,823
Accrued payroll taxes	1,006	1,200
Accrued expenses – other	-	340
Accrued interest	7,616	4,123
Total	$137,183	$150,486

7.            NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable at September 30, 2015, and June 30, 2015, consisted of the following:
	September 30, 2015	June 30, 2015
Promissory note – unrelated parties (1)	$264,959	$247,084
Notes payable - stockholders	220,000	220,000
Promissory Note – Kenosha Area Business Alliance	70,389	74,648
Capital Lease	39,554	45,592
Note payable – Vendor	34,980	34,980

Total notes payable	629,882	622,304
Less current maturities	(561,783)	(533,929)
	$68,099	$88,375

The scheduled annual maturities for notes payable are as follows for the years ending September 30,

2015	$561,783
2016	34,185
2017	19,941
2018	13,973
2019	-

(1) During the quarter the Company issued a short term note payable on July 23, 2015, for $60,000 to support current operations. This note bears 25.92% annual interest and matures on March 22, 2016. Under the terms of this agreement daily payments of $482.14 are required. The balance as of September 30, 2015 was $41,669. The Company issued a short term note payable on September 24, 2015, for $50,000 to support current operations. This note bears 43% annual interest and matures on January 30, 2016. Under the terms of this agreement daily payments of $812.50 are required. The balance as of September 30, 2015 was $47,159.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

8.	CONVERTIBLE DEBT

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

A convertible note of $45,000 was issued on July 30, 2015. This note is set to mature on August 1, 2016. The derivative calculation was $104,852, of which $45,000 was recorded to debt discount and $59,852 to derivative gain/loss.

A convertible note of $54,000 was issued on August 12, 2015. This note is set to mature on May 11, 2016. The derivative calculation was $67,162, of which $54,000 was recorded to debt discount and $13,162 to derivative gain/loss.

At September 30, 2015, convertible notes totaled $271,750 of which $181,417 was attributable to the discount on debt. For the period ended September 30, 2015, $72,625 of the debt discount was amortized and recorded as interest expense.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	Remeasurement	Initial Measurement
	September 30, 2015	August 7, 2015	July 30, 2015
Market value of stock on measurement date	$0.016	$0.02	$0.03
Risk-free interest rate	0.09-.34%	0.09%	0.34%
Dividend yield	0%	0%	0%
Volatility factor	147-220%	206%	223%
Term	Various	9 months	12 months

The following table presents the embedded conversion derivative liabilities, the Company's only financial liabilities measured and recorded at fair value on the Company's balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2015:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
September 30, 2015	$-	$-	$436,503

The following table reconciles for the period ended September 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Balance at June 30, 2015	$276,377
Issued during period ending September 30, 2015	99,000
(Gain) Loss on fair value adjustments	61,126
Reductions in fair value due to conversion of Convertible Debentures into common stock	-
Balance of embedded conversion of derivative liability as of September 30, 2015	$436,503

9.            STOCKHOLDERS' DEFICIT

Transactions for the three months ended September 31, 2015, are as follows:

On July 16, 2015, the Company issued 125,000 shares of common stock for $5,000 for payment of services rendered.

On September 11, 2015, the Company issued 2,050,000 shares of common stock to an employee for $32,800 for payment of compensation.

PACIFIC SANDS, INC
NOTES TO FINANCIAL STATEMENTS

10.          INCOME (LOSS) PER SHARE

Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three months ended September 30,
	2015	2014
Numerator:
Basic and diluted income (loss)	$(406,261)	$(456,792)

Denominator:
Basic and diluted per share data - weighted average shares	90,361,564	70,506,208

Basic and diluted loss per share	$(.004)	$(.006)

Anti-dilutive securities not included in net loss per share calculation:

	Three months ended September 30,
	2015	2014
Stock options	3,174,000	3,174,000
Convertible debt	38,704,308	4,156,250

11.          INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2015, and June 30, 2015, are as follows:

	September 30, 2015	June 30, 2015
Net operating loss carryforwards	$2,136,000	$2,033,000
Accounts receivable allowance	2,000	2,000
Valuation allowance	(2,138,000)	(2,035,000)
Net deferred tax asset	$--	$--

At September 30, 2015, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $5,085,000 which, if unused to offset future taxable income, will expire in years beginning in 2019.

12.          SUBSEQUENT EVENTS

On November 3, 2015, the Company issued 950,000 shares of common stock as payment for accrued salaries.

On November 6, 2015, the Company issued 15,450,437 shares of common stock to the CEO as payment for accrued salaries.

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

The Company has a mature, actively marketed product line known as the ecoone® Spa Treatment system. The ecoone® brand is an inclusive line that provides all the necessary components to maintain spa's and keep them running simply, safely, and naturally.

The Company's other brand is Natural Choices, which is a line of earth-, health-, pet-, and kid-friendly cleaning and laundry products. The top selling product is Oxy-Boost™ an oxygen-bleach based, chlorine-free bleach alternative. Throughout the last six months the company has re-launched the Natural Choices brand and began marketing initiatives to sell to consumers direct from the Company in addition to our numerous distributors.

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

RESULTS OF OPERATIONS

Results for the three months ending September 30, 2015, compared to the three months ending September 30, 2014.

For the three months ended September 30, 2015, net sales were $227,509, a decrease of 53% over net sales of $486,045 for the three months ended September 30, 2014. The decrease in quarter one sales is attributable to a reduction in private label sales and a generally slower quarter for sales as trends have shown in the past. The Company has moved towards sales of it branded product lines and has shifted away from manufacturing a large private label customers goods.

For the three months ended September 30, 2015, cost of sales was $176,831 compared to $301,363 for the same period in the previous fiscal year.  The Company's gross margin decreased from 37.9% for the three months ended September 30, 2014, to 22.3%. The increase in COGS compared to revenue and the decreased gross margin is due to lower sales and an inability to support current manufacturing labor and overhead costs.

For the three months ended September 30, 2015, and 2014, selling and general administrative expenses were $280,878 and $593,463, respectively. The decrease in administrative expense is due to a reduction of sales staff, marketing, and other expenses.

Interest expense for the three months ended September 30, 2015, was $115,957 compared to $69,431 for the three months ended September 30, 2014. The increase in interest expense is due to debt financed at higher rates and the current period interest includes the amortization of debt discount for $72,625.

The Company recorded net loss of $406,261 or $0.004 loss per share for the three months ended September 30, 2015, as compared to a net loss of $456,792 or $0.006 loss per share for the three months ended September 30, 2014.

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

At September 30, 2015, the Company had current assets of $354,989 and total assets of $542,721, compared to June 30, 2015, when current assets were $459,624 and total assets were $663,451. Cash and cash equivalents at September 30, 2015, was $14,651 compared to $30,908 at June 30, 2015.

Current liabilities at September 30, 2015, were $1,686,105 as compared to $1,418,097 at June 30, 2015. Current liabilities include accounts payable, current portion of notes payable, accrued expenses, and other current debt.

Non-current liabilities at September 30, 2015, and June 30, 2015, were $68,099 and $88,375, respectively. Non-current liabilities as of September 30, 2015, include a note payable to Kenosha Area Business Alliance for $52,697 and a note payable to a capital lease for $15,402.

For the period ending September 30, 2015, the Company received two loans, totaling $120,000, to meet operating needs.

Net cash used in operating activities during the three months ended September 30, 2015, was $119,917 compared to $321,639 used in operating activities during the three months ended September 30, 2014.

During the three months ended September 30, 2015, net cash provided by financing activities was $106,577, which included proceeds of $120,000 from debt issued, $99,000 of convertible debt issued and $112,423 of debt repayments as compared to the previous fiscal quarter net cash provided by financing activities was $71,215, which included proceeds of $149,640 from debt issued, $70,000 of convertible debt issued and $148,425 of debt repayments.

On September 30, 2015, the Company had an accumulated deficit of $7,553,471 and total stockholders' deficit of $1,221,483.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2015, management believes there are no significant deficiencies in the Company's internal control over financial reporting In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management concluded that internal controls over financial reporting were effective as of June 30, 2015.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2015, the Company issued 125,000 shares of common stock for $5,000 for payment of services rendered. Common stock shares were issued in lieu of a payment.

On September 11, 2015, the Company issued 2,050,000 shares of common stock to an employee for $32,800 for payment of compensation. Common stock shares were issued in lieu of payment.

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

Dated: November 16, 2015	/s/ Michael D. Michie
Michael D. Michie
Chief Executive Officer Chief Financial Officer