Form 10-Q
period 2015-12-31
PACIFIC SANDS INC
filed 2016-02-24
CIK 1069799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-29483

(Exact Name of Registrant as specified in its charter)

Nevada	88-0322882
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4611 Green Bay Road Kenosha, WI	53144
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:  (262) 925-0123

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 24, 2016 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	248,852,356

PACIFIC SANDS, INC.
BALANCE SHEETS
DECEMBER 31, 2015, AND JUNE 30, 2015

ASSETS

	December 31, 2015	June 30, 15
Current assets:	(Unaudited)
Cash and cash equivalents	$16,702	$30,908
Trade receivables, net of allowances for doubtful accounts of $5,000	28,116	121,094
Inventories	202,185	258,917
Other current assets	62,939	48,705
Total Current Assets	309,942	459,624

Property and equipment, net	170,856	201,711
Other Assets	1,762	2,115

Total Assets	$482,560	$663,451

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$541,671	$439,597
Customer Deposits	50,000	-
Accrued expenses	117,608	150,486
Current portion of notes payable and capital leases	511,835	533,929
Convertible notes, less discount of $79,609 and $55,790	104,808	17,708
Embedded conversion derivative liability	216,361	276,377

Total Current Liabilities	1,542,283	1,418,097

Notes payable, less current portion	57,470	88,375
Total Liabilities	1,599,753	1,506,472

Stockholders' deficit
Preferred series A stock (1,000,000 shares authorized, 0 shares issued and outstanding)	-	-
Common stock (400,000,000 shares authorized, 184,182,008 and 89,811,292 shares issued and outstanding.)	184,181	89,811
Additional paid in capital	6,522,155	6,214,378
Accumulated deficit	(7,823,529)	(7,147,210)
Total Stockholders' Equity	(1,117,193)	(843,021)

Total Liabilities and Stockholders' Equity	$482,560	$663,451

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015, AND 2014
(UNAUDITED)
	Three months ended December 31,				Six months ended December 31,
	2015		2014		2015	2014
Net sales		$166,430		$831,677	$393,939	$1,317,722
Cost of sales		95,176		500,173	272,007	801,536

Gross profit		71,254		331,504	121,932	516,186

Selling and administrative expenses		234,473		447,623	515,351	1,041,086

Loss from operations		(163,219)		(116,119)	(393,419)	(524,900)

Other income
Other income		5,564		727	6,586	1,270
Gain (loss) on derivative liability		72,430		(12,776)	11,304	8,101

Interest expense		(184,833)		(90,167)	(300,790)	(159,598)

Loss before income taxes		(270,058)		(218,335)	(676,319)	(675,127)

Income taxes		-		-	-	-

Net loss		$(270,058)		$(218,335)	$(676,319)	$(675,127)

Loss per share:
Basic	$	*	$	*	$(.01)	$(.01)
Diluted	$	*	$	*	$(.01)	$(.01)

Weighted average shares outstanding:
Basic		112,180,008		71,973,054	101,271,265	71,239,631
Diluted		112,180,008		71,973,054	101,271,265	71,239,631

*Less than $.01

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015, AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities:
Net loss	$(676,319)	$(675,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	37,875	35,540
Accretion of debt discount	192,141	71,823
Stock options	-	63,478
Common shares issued for interest	-	45,333
Common shares issued for services	161,457	99,722
Deferred Rent	-	(8,800)
(Gain) loss on derivative	(11,304)	(8,101)
Changes in assets and liabilities -
Trade accounts receivable	92,978	162,476
Inventories	56,732	(11,201)
Other assets	(13,881)	(11,883)
Customer deposits	50,000	20,000
Accounts payable and other current liabilities	69,194	92,769

Net Cash Used in Operating Activities	(41,127)	(123,971)

Cash flows from investing activities:
Purchases of equipment	(7,020)	(10,316)
Prepaid brand development and other costs	-	(96,720)
Net Cash Used in Investing Activities	(7,020)	(107,036)

Cash flows from financing activities:
Convertible notes payable	99,000	70,000
Proceeds from notes payable	270,000	159,640
Repayment of notes payable and long term obligations	(335,059)	(249,331)

Net Cash Provided by Used in Financing Activities	33,941	(19,691)

Net decrease in cash and cash equivalents	(14,206)	(250,698)

Cash and cash equivalents:
Beginning of period	30,908	266,190

End of period	$16,702	$15,492

See accompanying notes.

PACIFIC SANDS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015, AND 2014
(UNAUDITED)

	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70,242	$48,201
Income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities

Conversion of debt and embedded derivative liabilities to equity	$235,045	$88,280
Capital lease for equipment	$-	$72,453

See accompanying notes.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pacific Sands, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pacific Sands, Inc.'s Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported elsewhere in this Form 10-Q have been omitted.

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

The Company markets and sells its product lines directly, over the Internet and through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands' distributors, manufacturers' representatives and internationally established pool and spa industry distribution networks. The Company's products are also sold through numerous popular pool and spa websites. The Company's Natural Choices branded product are sold in numerous retail outlets around the country and in Europe as well as many of the top environmentally-oriented websites.

Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation and Amortization - For financial reporting purposes, depreciation and amortization of property and equipment has been computed over estimated useful lives of two to seven years primarily using the straight-line method.  Depreciation and amortization charges totaled $37,875 and $35,540 during the six months ended December 31, 2015, and 2014, respectively.

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

The Company's income tax returns for the year's ending June 30, 2015, 2014, and 2013, are subject to examination by the IRS and related states, generally for three years after filed.

Accounts Receivable - The Company makes judgments as to the collectability of trade and other accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful receivables, which reflects its current assessment of the collectability of the receivables. Management believes that the current specific and general receivable reserves aggregating $5,000 are adequate as of December 31, 2015.

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

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

3.               GOING CONCERN

The accompanying financial statements have been presented assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2015, the Company has incurred cumulative losses of $7,823,529.  The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure.  Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital through the sale of common stock, debt restructuring and from current operations.  However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed on a going concern basis.

4.               INVENTORIES

Inventories at December 31, 2015, and June 30, 2015, consisted of the following:

	December 31, 2015	June 30, 2015
Raw materials	$176,235	$204,032
Finished goods	25,950	54,885
Total	$202,185	$258,917

5.               PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015, and June 30, 2015, consisted of the following:

	December 31, 2015	June 30, 2015
Furniture	$35,997	$35,997
Manufacturing equipment	292,320	288,217
Office equipment	58,460	55,543
Leasehold improvements	90,116	90,116
Computer software	52,150	52,150
Less accumulated depreciation and amortization	(358,187)	(320,312)
Property and equipment, net	$170,856	$201,711

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

6.               ACCRUED EXPENSES

Accrued expenses at December 31, 2015, and June 30, 2015, consisted of the following:

	December 31, 2015	June 30, 2015
Accrued compensation	$40,100	$147,823
Accrued payroll withholding taxes and penalties	60,848	1,200
Accrued expense – other	95	340
Accrued interest	16,565	4,123
Total	$117,608	$150,486

7.               NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Long term obligations at December 31, 2015, and June 30, 2015, consisted of the following:

	December 31, 2015	June 30, 2015
Promissory note – unrelated parties (1)	178,774	274,084
Notes payable – stockholders	251,868	220,000
Promissory Note – Kenosha Area Business Alliance	66,064	74,648
Capital lease	37,619	45,592
Note payable - vendor	34,980	34,980
Total obligations	569,305	622,304
Less current maturities	(511,835)	(533,929)
Total long-term liabilities	$57,470	$88,375

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The scheduled annual maturities for notes payable and capital lease obligations are as follows for the years ending December 31,

2017	$511,835
2018	28,430
2019	20,242
2020	8,798
2021 and thereafter	-

(1)
During the quarter ended December 31, 2015, the Company issued a short term note payable for $150,000 to support current operations and payoff two higher interest rate loans. This note bears 38% annual interest and matures on August 21, 2016. Under the terms of this agreement daily payments of $1,242 are required. The balance as of December 31, 2015, was $105,357. During the quarter ended September 30, 2015, the Company issued a short term note payable on July 23, 2015, for $60,000 to support current operations. This note bears 35% annual interest and matures on March 22, 2016. Under the terms of this agreement daily payments of $482.14 are required. The balance as of December 31, 2015 was $19,643. The Company issued a short term note payable on September 24, 2015, for $50,000 to support current operations. This note bears 43% annual interest and matures on January 30, 2016. Under the terms of this agreement daily payments of $812.50 are required. The note was paid in full during the period ended December 31, 2015.

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

A convertible note of $45,000 was issued on July 30, 2015. This note is set to mature on August 1, 2017. The derivative calculation was $104,852, of which $45,000 was recorded to debt discount and $59,852 to derivative gain/loss.

A convertible note of $54,000 was issued on August 12, 2015. This note is set to mature on May 11, 2016. The derivative calculation was $67,162, of which $54,000 was recorded to debt discount and $13,162 to derivative gain/loss.

At December 31, 2015, convertible notes totaled $184,417 of which $79,609 was attributable to the discount on debt. For the period ended December 31, 2015, $192,141 of the debt discount was amortized and recorded as interest expense.

During the period ended December 31, 2015, portions of convertible debt were converted into equity. $87,333 was converted into 75,795,279 shares of common stock, $147,712 is the portion of the derivative that was converted to equity and $19,433 of the remaining debt discount was recorded as interest expense.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	Remeasurement	Initial Measurement
	December 31, 2015	August 12, 2015	July 30, 2015
Market value of stock on measurement date	$0.0015	$0.02	$0.03
Risk-free interest rate	0.09%	0.09%	0.34%
Dividend yield	0%	0%	0%
Volatility factor	218%	206%	223%
Term	Various	9 months	12 months

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table presents the embedded conversion derivative liabilities, the Company's only financial liabilities measured and recorded at fair value on the Company's balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2015:

	Level 1	Level 2	Level 3
Embedded conversion derivative liability:
December 31, 2015	$-	$-	$216,361

The following table reconciles for the period ended December 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the financial statements:

Balance at June 30, 2015	$276,377
Issued during period ending December 31, 2015	99,000
(Gain) Loss on fair value adjustments	(11,304)
Reductions in fair value due to conversion of Convertible Debentures into common stock	(147,712)
Balance of embedded conversion of derivative liability as of December 31, 2015	$216,361

9.               STOCKHOLDERS' DEFICIT

On September 28, 2015, the board of directors polled a majority of shareholders and gained approval to increase the authorized shares to 400,000,000.

Transactions for the six months ended December 31, 2015, are as follows:

On July 16, 2015, the Company issued 125,000 shares of common stock for $5,000 for payment of services rendered.

On September 11, 2015, the Company issued 2,050,000 shares of common stock to an employee for $32,800 for payment of compensation.

On November 3, 2015, the Company issued 950,000 shares of common stock to an employee for $15,504 for payment of compensation.

On November 6, 2015, the Company issued 15,450,437 shares of common stock to an officer for $108,153 for payment of compensation.

On December 7, 2015, the Company issued 1,315,789 shares of common stock to convert a portion of a convertible note payable.

On December 7, 2015, the Company issued 5,408,444 shares of common stock to convert a portion of a convertible note payable.

On December 15, 2015, the Company issued 8,000,000 shares of common stock to convert a portion of a convertible note payable.

On December 17, 2015, the Company issued 6,143,228 shares of common stock to convert a portion of a convertible note payable.

On December 18, 2015, the Company issued 10,823,077 shares of common stock to convert a portion of a convertible note payable.

On December 21, 2015, the Company issued 10,823,077 shares of common stock to convert a portion of a convertible note payable.

On December 22, 2015, the Company issued 6,989,702 shares of common stock to convert a portion of a convertible note payable.

On December 23, 2015, the Company issued 12,230,769 shares of common stock to convert a portion of a convertible note payable.

On December 23, 2015, the Company issued 5,310,949 shares of common stock to convert a portion of a convertible note payable.

On December 30, 2015, the Company issued 8,750,244 shares of common stock to convert a portion of a convertible note payable.

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

10.               LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and net loss.

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended December 31,				Six months ended December 31,
	2015		2014		2015	2014

Net loss - basic		$(270,058)		$(218,335)	$(676,319)	$(675,127)
Interest expense on conversion of promissory notes		-		-	-	-
Net loss diluted		(270,058)		(218,335)	(676,319)	(675,127)
Weighted average shares - basic		112,180,966		71,973,054	101,271,265	71,239,631
Weighted average shares - diluted		112,180,966		71,973,054	101,271,265	71,239,631
Loss per share
Basic	$	*	$	*	$(.01)	$(.01)
Diluted	$	*	$	*	$(.01)	$(.01)
                                                                                         *Less than $.01

Anti-dilutive securities not included in net loss per share calculation:

	Six months ended December 31,
	2015	2014
Stock options	3,174,000	3,174,000
Convertible debt	215,000,000	14,400,000

PACIFIC SANDS, INC.
NOTES TO FINANCIAL STATEMENTS

11.             STOCK OPTIONS

On November 15, 2013, the Company entered into a marketing consulting agreement, which included authorizing issuance of 3,174,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.06 per share. The term of the options is ten years. As of December 31, 2015, no stock options have been excercised and 3,174,000 are still outstanding.

12.             INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of its assets and liabilities.  Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2015 and June 30, 2014 are as follows:

	December 31, 2015	June 30, 2015
Net operating loss carryforwards	$2,200,000	$2,033,000
Accounts receivable allowance	2,000	2,000
Valuation allowance	(2,202,000)	(2,035,000)
Net deferred tax asset	$--	$--

At December 31, 2015, the Company has net operating loss carry-forwards for Federal tax purposes of approximately $6,132,000 which, if unused to offset future taxable income, will expire in years beginning in 2018.

13.             Concentrations

For the period ended December 31, 2015, the Company had no customers that represented more than 10% of the Company's sales. For the period ended December 31, 2014, the Company's two largest customers accounted for 38% and 33% of sales, respectively and account receivable amounts are 50% and 0%, respectively.

14.             Subsequent Events

During January 2016, the Company has restructured nearly a quarter of a million dollars of very high cost debt to much lower interest rates and on more sustainable payment terms.

During January 2016, portions of convertible debt were converted for a combined total of 39,783,872 shares of common stock issued for the conversions.

During February 2016, portions of convertible debt were converted for a combined total of 24,886,476 shares of common stock issued for the conversions.

On February 11, 2016, the Company came to an agreement with a vendor where the vendor agreed to allow the Company to write off the balance due to the vendor for nearly $100,000.

On February 12, 2016, the Company came to an agreement with a lender of a convertible note where the lender agreed to a repayment plan at 0% interest for the balance of $32,000 on the previously convertible note and to release the current reserved common stock shares upon full repayment.

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

General

Pacific Sands, Inc. (the "Company" or "Pacific Sands") was incorporated in the State of Nevada on July 7, 1994. The Company's fiscal year ends June 30. The Company is a C-Corporation for federal income tax purposes. The Company does not have subsidiaries or affiliated entities. The Company also does business as Natural Water Technologies, ecoONE® Marketing Group and Natural Choices Home Safe Products (see discussion below).

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

The Company markets and sells its product lines directly, through pool, spa, hardware, specialty and other retail outlets in the US, Canada and Europe. The products are also sold via Pacific Sands distributors, manufacturers' representatives and internationally established pool and spa industry distribution networks. The Company's products are also sold through numerous popular pool and spa websites.  The Company's Natural Choices branded products are sold in numerous retail outlets around the country as well as dozens of the top environmentally-oriented websites.

The Company's goal is to achieve sustained profitability through revenues achieved by marketing and sales of its nontoxic, earth-, health- and kid-friendly, ecoONE® Pool, Spa, Household Cleaning and other product lines.

Management intends to continue the marketing and sale of its products through a widening base of retail outlets, distribution centers, OEM arrangements and private label manufacturing in order to achieve its goals.

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

RESULTS OF OPERATIONS

Results for the three months ending December 31, 2015, compared to the three months ending December 31, 2014.

For the three months ended December 31, 2015, net sales were $166,430, a decrease of 80% over net sales of $831,677 for the three months ended December 31, 2014. This change was due to the shift in developing the Company's brand and not manufacturing for a large private label customer that is a potential competitor of the Company's brand of products.

For the three months ended December 31, 2015, costs of sales were $95,176 compared to $500,173 for the same period in the previous fiscal year.  The Company's gross margin increased from 39% for the three months ended December 31, 2014 to 43% for the current fiscal quarter due to increased sales of high margin products.

For the three months ended December 31, 2015 and 2014, selling and general administrative expenses were $234,474 and $447,623, respectively. This 48% decrease in operating expenses is due a reduction in labor force and overhead costs as the Company works to restructure its operations.

Interest expense for the three months ended December 31, 2015 was $184,833 a 51% increase from the $90,167 recorded for the three months ended December 31, 2014.  The increase in interest expense includes amortization of debt discount of $41,930 and higher rate short term debt secured to support current operations.

The Company recorded a net loss of $270,058 or les than $0.01 loss per share for the three months ended December 31, 2015 as compared to a net loss of $218,335 or less than $0.01 loss per share for the three months ended December 31, 2014.

Results for the six months ending December 31, 2015, compared to the six months ending December 31, 2014.

For the six months ended December 31, 2015, net sales were $393,939, a decrease of 70% over net sales of $1,317,722 for the six months ended December 31, 2014 The decrease is due to the reduction in orders from a larger private label customer whose products may be a direct competitor product to the Company's brand. In addition the sales for the 6 months ending December 31, 2015 were also affected by the significant debt service cost issues described above in the analysis and discussion for the 3 month period ending December 31, 2015.

For the six months ended December 31, 2015, cost of sales was $272,007 compared to $801,536 for the same period in the previous fiscal year.  The Company's gross margin decreased from 39% for the six months ended December 31, 2014 compared to 31% for the current fiscal year to date. The decreased gross margin was due to the decrease in sales and production not allowing for the absorption of fixed manufacturing costs over a higher level of sales.
For the six months ended December 31, 2015 and 2014, selling and general administrative expenses were $515,352 and $1,041,086, respectively, or a 50.4% decrease. The decrease is due to suspension of marketing research for brand development and the Company restructuring its overhead expense.

Interest expense for the six months ended December 31, 2015, was $300,790 compared to $159,598 for the six months ended December 31, 2014.  This 47% increase is a result of amortization of debt discount of $71,823 and financing of short-term debt at higher interest rates.

The Company recorded a net loss of $676,319 or $0.01 loss per share for the six months ended December 31, 2015, compared to a net loss of $675,127 or less than $0.01 loss per share for the six months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been working with a full time consultant that was added to the board on January 1, 2016. The Company has been reorganizing its operations and restructuring its debt. Subsequent to the end of the quarter over one quarter of a million dollars of debt was restructured to lower interest rates and longer term payment plans. This has resulted in a very substantial cut in debt service costs each month beginning from the time the new debt agreements became effective.

Additionally the company has reduced selling and general administrative expenses to less than $200,000 per quarter effective January, 1, 2016.

These cost and debt service reductions have reduced the profit and loss breakeven point to a required level of sales more attainable with current limited working capital.

 The Company's ability to achieve its objectives is still dependent upon its ability to enhance its current revenue stream and to continue to raise funds through loans, vendor credit and the private placement of restricted securities until such time as the Company sustains fiscal profitability. To date, the Company has funded operations and expansion through a combination of revenues from the sale of its products, established credit with vendors, deferred salaries, debt financings and the sale of rule 144 stock through private placement.  To date, management has been successful in raising cash on an as-needed basis for the continued operations of the Company. There is no guarantee that management will be able to continue to raise needed cash in this fashion.

The Company's failure to continue to raise adequate financing to fund planned growth may jeopardize its operations.

At December 31, 2015, the Company had current assets of $309,942 and total assets of $482,560, compared to June 30, 2015 when current assets were $459,624 and total assets were $663,451.

Current liabilities at December 31, 2015, were $1,542,283 as compared to $1,418,097 at June 30, 2015. Current liabilities include accounts payable, current portion of notes payable, accrued expenses, and customer deposits. The Company currently has $50,000 of customer deposits. The customer deposits represent 80% of the total order. These deposits are non-refundable since they are for custom ordered products. The Company will recognize the deposit as revenue upon completion of the order.

Non-current liabilities include a $9,364 lease payable due to an unrelated party of the Company and a note payable to Kenosha Area Business Alliance for $48,106.

Net cash used by operating activities during the six months ended December 31, 2015, was $41,127 compared to $123,971 used by operating activities during the six months ended December 31, 2014.

During the six months ended December 31, 2015, the Company used $7,020 in investing activities, representing the purchase of property and equipment.

Net cash provided by financing activities for the six months ended December 31, 2015, was $33,941. During the six months ending December 31, 2015, the Company received proceeds from new debt of $270,000 and received proceeds of $99,000 from convertible notes. During the six months ended December 31, 2015, the Company repaid $335,059 of long term and short term debt.

On December 31, 2015, the Company had an accumulated deficit of $7,823,529 and total stockholders' deficit of $1,117,193 as compared to June 30, 2015, when accumulated deficit was $7,147,210 and stockholders' deficit was $843,021.

Total liabilities of $1,559,753 at December 31, 2015, is slightly increased from $1,506,472 at June 30, 2015, due to short term financing needs.

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

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS:
While the Company has not been profitable since commencing operations in 1994, for the quarter ending December 31, 2015, the Company continued to make significant investments in its branding and marketing efforts to expand the Company's selling demographics.

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

Changes in Internal Control over Financial Reporting

The Company  has reduced its accounting staff during the quarter ended December 31, 2015, however management believes that compensating controls have been put in place to mitigate risks associated with lack of separation of duties. The compensating controls include outsourcing certain financial functions to an independent contractor, the addition of a former CPA as an outside board member to provide additional oversight and monthly reviews of the Company's financials  The Company believes that while there are acceptable segregation issues as a small company with the overlapping of oversight the risk will be minimized.

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

PACIFIC SANDS, INC.

Dated: February 24, 2016	By:	/s/ Michael Michie
Michael Michie Chief Executive Officer
Chief Financial Officer